Form 10-QT
period 2007-12-31
WSB Holdings Inc
filed 2008-02-13
CIK 1415022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For The Quarterly Period Ended:

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from   August 1, 2007  to  December 31, 2007

Commission File No. 000-53003

WSB HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

DELAWARE	26-1219088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4201 Mitchellville Road, Suite 200, Bowie, Maryland 20716

(Address of Principal Executive Offices)

(301) 352-3120

(Registrant’s Telephone Number)

Indicate by check mark whether (i) the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (ii) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

YES ☐	NO ☒

There were 7,597,135 shares of Common Stock ($1.00 Par Value) outstanding as of February 1, 2008.

WSB HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.  Financial Statments

WSB HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2007	July 31, 2007
	(Unaudited)
ASSETS
Cash	$397,235	$1,347,305
Federal funds sold and interest bearing deposits at FHLB — Atlanta	3,188,568	5,880,806
Total cash and cash equivalents	3,585,803	7,228,111

Loans receivable — net:
Held for sale	7,648,834	4,377,945
Held for investment (net of allowance for loan losses of $4,216,703 and $4,044,781 respectively)	223,361,995	204,001,711
Total loans receivable — net	231,010,829	208,379,656

Investment securities — available for sale at fair value	94,705,254	120,590,915
Mortgage-backed securities — available for sale at fair value	94,105,046	70,349,428
Investment in Federal Home Loan Bank stock, at cost	4,994,900	4,823,900
Accrued interest receivable on loans	1,505,764	1,422,483
Accrued interest receivable on investments	913,189	1,362,871
Real estate acquired in settlement of loans	1,033,125	1,028,683
Bank owned life insurance	10,473,144	10,286,092
Premises and equipment — net	5,936,809	6,055,013
Deferred income taxes	2,674,548	3,599,907
Income taxes receivable	480,375	737,757
Other assets	2,017,333	1,161,076

TOTAL ASSETS	$453,436,119	$437,025,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$5,883,778	$6,583,054
Interest bearing	268,689,633	276,315,665
Total deposits	274,573,411	282,898,719

Federal Home Loan Bank borrowings	92,800,000	89,000,000
Other borrowings	20,000,000	—
Advances from borrowers for taxes and insurance	417,932	714,986
Accounts payable, accrued expenses and other liabilities	1,734,217	1,605,521

TOTAL LIABILITIES	389,525,560	374,219,226

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $1 par value; 20,000,000 shares authorized; 8,207,816 and 8,198,816 issued and outstanding	8,207,816	8,198,816
Additional paid-in capital	2,705,266	2,661,393
Treasury Stock — 610,681 shares at cost	(645,124)	(645,124)
Retained earnings — substantially restricted	52,642,425	53,230,759
Accumulated other comprehensive income (loss)	1,000,176	(639,178)

TOTAL STOCKHOLDERS’ EQUITY	63,910,559	62,806,666

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$453,436,119	$437,025,892

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Two Months ended December 31,		Five Months ended December 31,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$2,730,899	$2,854,797	$6,965,046	$7,746,780
Interest on mortgage-backed securities	752,559	460,404	1,758,405	1,093,400
Interest and dividends on investments	1,046,276	1,394,517	2,822,100	3,158,444
Total interest income	4,529,734	4,709,718	11,545,551	11,998,624
INTEREST EXPENSE:
Interest on deposits	1,840,656	1,787,045	4,576,436	4,508,685
Interest on other borrowings	766,204	694,091	1,893,894	1,505,880
Total interest expense	2,606,860	2,481,136	6,470,330	6,014,565
NET INTEREST INCOME	1,922,874	2,228,582	5,075,221	5,984,059
Provision (Reversal of) for loan losses	200,000	—	200,000	(300,000)
NET INTEREST INCOME AFTER PROVISION (REVERSAL OF) FOR LOAN LOSSES	1,722,874	2,228,582	4,875,221	6,284,059
NON-INTEREST INCOME:
Loan related fees	114,763	143,122	258,192	394,926
Gain on sale of loans	232,662	190,095	353,085	480,434
Gain (Loss) on sale of investment securities	7,894	(47,340)	7,894	(47,340)
Gain on sale of real estate acquired in settlement of loans	34,496	7,138	91,821	304,269
Gain (Loss) on disposal of fixed assets	15,500	(1,703)	15,500	3,547
Service charges on deposits	26,044	11,654	46,353	32,817
Rental Income	76,356	106,501	189,526	236,740
Other income	118,741	77,190	292,482	148,803
Total non-interest income	626,456	486,657	1,254,853	1,554,196
NON-INTEREST EXPENSE:
Salaries and benefits	1,074,087	1,341,139	2,766,487	3,155,043
Occupancy expense	151,158	124,080	378,828	348,551
Depreciation	131,235	119,588	324,328	291,551
Advertising	46,501	18,321	160,852	43,715
Service bureau charges	91,919	94,612	226,799	225,254
Service charges from banks	10,220	13,804	30,239	37,787
Stationary, printing and supplies	27,234	30,956	87,909	87,800
Professional services	128,167	253,250	276,717	568,924
FDIC Insurance	23,228	119,773	58,083	307,156
Other taxes	27,650	25,551	67,125	62,377
Other	455,696	350,906	1,085,672	826,116
Total non-interest expense	2,167,095	2,491,980	5,463,039	5,954,274
EARNINGS BEFORE PROVISION FOR INCOME TAXES	182,235	223,259	667,035	1,883,981
PROVISION FOR INCOME TAXES	41,269	47,300	173,825	586,100
NET INCOME	$140,966	$175,959	$493,210	$1,297,881
BASIC EARNINGS PER COMMON SHARE	$0.02	$0.02	$0.06	$0.17
DILUTED EARNINGS PER COMMON SHARE	$0.02	$0.02	$0.06	$0.16
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04	$0.08	$0.04
AVERAGE COMMON SHARES OUTSTANDING	7,593,201	7,461,271	7,590,272	7,441,092
AVERAGE DILUTED COMMON SHARES OUTSTANDING	8,001,042	8,127,647	8,044,939	8,134,518

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FIVE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity
BALANCE, AUGUST 1, 2006	$8,036,025	$2,143,567	$(645,124)	$51,282,613	$(870,301)	$59,946,780
Exercise of Stock Options	39,825	54,200	—	—	—	94,025
Tax benefits from Stock Options Exercised	—	30,286	—	—	—	30,286
Comprehensive Income:
Net income	—	—	—	1,297,881	—	1,297,881
Other comprehensive income Reclassification adjustment for gains, net of taxes of ($18,283)	—	—	—	—	(29,057)	(29,057)
Net changes in unrealized appreciation on available for sale securities	—	—	—	—	517,337	517,337
Total comprehensive income						1,786,161
Cash dividend payable (0.04 per common share)	—	—	—	(298,407)	—	(298,407)
BALANCE, DECEMBER 31, 2006	$8,075,850	$2,228,053	$(645,124)	$52,282,087	$(382,021)	$61,558,845

BALANCE, AUGUST 1, 2007	$8,198,816	$2,661,393	$(645,124)	$53,230,759	$(639,178)	$62,806,666
Exercise of Stock Options	9,000	39,750	—	—	—	48,750
Stock-based compensation	—	2,930	—	—	—	2,930
Tax benefits from Stock-based compensation	—	1,193	—	—	—	1,193
Cumulative effect of applying provisions of FIN48				(474,253)		(474,253)
Comprehensive Income:
Net income	—	—	—	493,210	—	493,210
Other comprehensive income Reclassification adjustment for gains, net of taxes of $3,049	—	—	—	—	4,845	4,845
Net changes in unrealized appreciation on available for sale securities	—	—	—	—	1,634,509	1,634,509
Total comprehensive income						2,132,564
Cash dividend paid (0.04 per common share)	—	—	—	(607,291)	—	(607,291)
BALANCE, DECEMBER 31, 2007	$8,207,816	$2,705,266	$(645,124)	$52,642,425	$1,000,176	$63,910,559

See notes to consolidated financial statements

WSB HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Five months ended December 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$493,210	$1,297,881
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision (Reversal) for loan losses	200,000	(300,000)
Stock-based compensation	2,930	—
Depreciation	324,328	291,551
(Gain) on disposal of assets	(15,500)	(3,547)
Accretion of discounts on investment securities	(45,506)	(21,206)
(Gain) loss on sale of investment securities	(7,894)	47,480
Gain on sale of real estate acquired in settlement of loans	(91,821)	(304,269)
Gain on sale of loans	(353,085)	(480,434)
Loans originated for sale	(42,036,181)	(53,692,831)
Proceeds from sale of loans originated for sale	39,118,377	50,853,061
Increase in cash surrender value of bank owned life insurance	(187,052)	(29,878)
Excess tax benefits from share-based payment	(1,193)	(30,286)
Deferred income taxes	(97,782)	30,286
Decrease in accrued interest receivable	366,400	154,332
(Increase)decrease in other assets	(856,255)	959,282
Decrease (increase) in net deferred loan fees	38,784	(91,961)
Change in income taxes payable/receivable	257,382	1,419,469
Decrease in accrued interest payable	(479,350)	(498,663)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(345,556)	554,251
Net cash (used) provided by operating activities	(3,715,764)	154,518

INVESTING ACTIVITIES:
Net (increase) decrease in loans	(20,311,049)	40,276,963
Purchase of mortgage-backed securities — available for sale	(26,578,121)	(7,591,851)
Repayment of mortgage-backed securities — available for sale	3,777,163	2,778,051
Purchase of Federal Home Loan Bank Stock	(171,000)	(1,440,000)
Purchase of investment securities — available for sale	(18,500,000)	(95,602,900)
Repayment of investment securities	46,148,086	57,884,797
Purchase of bank owned life insurance	—	(10,000,000)
Purchase of premises and equipment	(190,624)	(246,161)
Development of real estate acquired in settlement of loans	(60,353)	(29,520)
Proceeds from sale of real estate acquired in settlement of loans	859,714	720,416
Net cash used by investing activities	(15,026,184)	(13,250,205)

FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	294,546	(8,389,190)
Proceeds from issuance of certificates of deposit	9,099,245	1,340,315
Payments for maturing certificates of deposit	(17,239,749)	(10,483,679)
Net decrease in advance payments by borrowers for taxes and insurance	(297,054)	(365,842)
Cash dividend paid	(607,291)	(298,407)
Increase(decrease) in advance from the Federal Home Loan Bank	3,800,000	32,000,000
Increase (decrease) in other borrowings	20,000,000	(5,000,000)
Proceeds from exercise of stock options	48,750	94,025
Excess tax benefit from stock-based compensation	1,193	30,286
Net cash provided by financing activities	15,099,640	8,927,508

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,642,308)	(4,168,179)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,228,111	13,770,470

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,585,803	$9,602,291

CASH PAID DURING THE PERIOD FOR:

Income taxes	$—	$—
Interest	$7,056,102	$6,459,357
Non-cash transactions:
Transfer from loans to foreclosed real estate	$711,982	$843,665

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FIVE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(unaudited)

1.             Financial Statements

                The Consolidated Financial Statements for the two and five months ended December 31, 2007 and 2006 have been prepared by WSB Holdings, Inc. (“WSB”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2007, and for all periods presented have been made.  All significant intercompany transactions have been eliminated.

                On September 27, 2007, The Washington Savings Bank (The “Bank”) announced that it adopted a Plan of Merger and Reorganization (the “Plan”), pursuant to which The Bank will become a wholly owned subsidiary of WSB Holdings, Inc., a Delaware corporation formed for the purpose of becoming a savings and loan holding company for The Bank.  The Bank will continue to exist as a federally chartered savings bank and be managed by its current board of directors and officers.    At December 31, 2007, WSB Holdings, Inc. was not an operating company.  Therefore, the information presented in this report is as of the Bank and its subsidiaries.

                WSB Holdings, Inc. will report on a calendar year basis. The Bank has changed its fiscal year end from July 31 to December 31.  This report presents the two and five months ending December 31, 2007.

                Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.   Management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Washington Savings Bank’s Annual Report on Form 10-K for the year ended July 31, 2007 (the “2007 Annual Report”), a copy of which was attached as an appendix to our Registration Statement on Form S-4, as amended in connection with the holding reorganization.   The results of operations for the period ended December 31, 2007, are not necessarily indicative of the operating results for the full year, or any other period.

                Certain prior year’s amounts have been reclassified to conform with the current year’s presentation.

2.             Earnings Per Common Share

                The following is the reconciliation of the numerators and denominators of the basic and diluted Earnings Per Common Share (“EPS”) computation for all periods presented in the Consolidated Statements of Operations.

	Two Months Ended December 31,
	2007			2006
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net income available to Common Stockholders	$140,966	7,593,201	$0.02	$175,959	7,461,271	$0.02

Effect of Dilutive Options
Incremental Shares		407,841			666,376

Diluted EPS
Net income available to Common Stockholders	$140,966	8,001,042	$0.02	$175,959	8,127,647	$0.02

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FIVE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(Continued)

	Five Months Ended December 31,
	2007			2006
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net income available to Common Stockholders	$493,210	7,590,272	$0.06	$1,297,880	7,441,092	$0.17

Effect of Dilutive Options
Incremental Shares		454,667			693,426

Diluted EPS
Net income available to Common Stockholders	$493,210	8,044,939	$0.06	$1,297,880	8,134,518	$0.16

                Options to purchase 10,000 shares of common stock were not included in the computation of diluted EPS for the two and five months ended December 31, 2007 because their effect would have been antidulutive.

                Options to purchase 5,000 shares of common stock were not included in the computation of diluted EPS because their effect would have been antidulutive for the two and five months ended December 31, 2006

3.             Stock-Based Compensation

                WSB has incentive compensation plans that permit the granting of incentive and non-qualified awards in the form of stock options.  These incentive plans were adopted from the Bank as a result of the reorganization.  Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of WSB’s common stock on the date the options are granted.  Options predominantly vest over a two year period from the date of grant, and expire not later than ten years from date of grant.

                In April 2007, the Bank awarded 5,000 shares under the 1997 Plan to its Chief Executive Officer, which have a ten-year contractual term and vest over a two year period.  Total pre-tax stock-based compensation of $2,930 was recognized in the Statement of Operations for the five months ending December 31, 2007.  There were no awards granted and no compensation expense during the five months ending December 31, 2006. Approximately $8,791 stock-based compensation expense remains for future periods.  The fair value of the options awarded is estimated on the date of grant using the Black-Scholes option pricing model with volatility calculated based on historical fiscal-year end close prices and a risk free rate is based on the five year treasury rate as of the grant date closing price.

                Stock Option Plans - WSB has five stock option plans, which reserve shares of common stock for issuance to certain key employees and non-employee directors. The combination of these plans reserves 2,310,000 shares under option, of which 1,884,125 options have been granted and 425,875 options remain available for grant. Options granted generally expire ten years after grant date and are exercisable at 50% one year after the date of grant and the remaining 50% two years after the date of grant, with the exceptions of (1) the Non-Employee Directors’ Plan, which options are exercisable at 25% on the first and second anniversary dates and the remaining 50% three years after the date of grant and (2) the 5,000 option grant to Phillip C. Bowman in September 2005, which were fully vested at time of grant and expire 5 years after the date of grant. The exercise price of the options granted pursuant to these plans is in each case the fair market value of the shares on the date of grant.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FIVE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(Continued)

                The following table summarizes stock option activity for the five month period ended December 31, 2007:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at July 31, 2007	827,575	$2.96
Exercised	(9,000)	5.42
Granted	—	—
Forfeited	—	—

Outstanding at December 31, 2007	818,575	$2.93	2.75	$1,899,601
Exercisable at December 31, 2007	813,575	$2.89	2.75	$1,916,601

4.             Uncertain Income Tax Positions

                Effective August 2007, the Bank adopted FASB Interpretation No. 48 (“Fin 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109”.  As required by FIN 48, the cumulative effect has resulted in an increase to our liability for uncertain tax positions of a $474,253 charge to the retained earnings balance as of August 1, 2007.  The full value of unrecognized tax benefits is $494,600 at December 31, 2007. If this liability were de-recognized, it would favorably impact the effective tax rate for the period of de-recognition. These non-current income tax liabilities are recorded in other liabilities in our consolidated balance sheet at December 31, 2007.

                Interest and penalties related to income tax liabilities are included in income tax expense.  The balance of accrued interest and penalties included in the total $494,600 liability recorded in the consolidated balance sheet at December 31, 2007 was $14,225.

5.             Change in Reporting Period

                As a result of the formation of WSB Holdings, Inc. of which the Bank is now a subsidiary, a change from a fiscal year end July 31 report period to a calendar year reporting basis has been made.

                WSB Holdings, Inc. will report on a calendar year basis. The Bank has changed its fiscal year end from July 31 to December 31.  At December 31, 2007, WSB Holdings, Inc. was not an operating company.  Therefore, the information presented in this report is as of the Bank and its subsidiaries.  This report presents the two and five months ending December 31, 2007.

6.             New Accounting Pronouncements

                In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 (FIN 48), Accounting for  Uncertainty in Income Taxes — an interpretation of FASB Statement 109, which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return.  The interpretation also provides guidance on de-recognition, classification, interest and penalties, and disclosure.  FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FIVE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(Continued)

the position will be sustained upon examination by the appropriate taxing authority.  A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Bank adopted FIN 48 in the first quarter of fiscal year 2008.   See Note 4 for information pertaining to the effects of adoption.

                In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. WSB does not expect the implementation of SFAS 157 to have a material impact on our financial condition, results of operations or liquidity.

                In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.  The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard and, thus, the entity must record compensation costs and a related liability.  Entities should recognize the effects of applying this issue through either, (a) a change in accounting principle through a cumulative-effective adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods.  This issue is effective for fiscal years beginning after December 15, 2007.  Management is currently evaluating the impact of adopting this issue on WSB’s Financial Statements.

                In February 2007, the FASB issued Statement No. 159, “The Fair Value option for Financial Assets and  Financial Liabilities, Including an Amendment of FASB Statement 115”.  Statement 159 permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments and not to portions of instructions.  Statement 159 is effective for WSB on January 2, 2008, and is not expected to have a material impact on WSB’s financial statements.

                In December 2007, the FASB issued SFAS 141, Revised 2007 (SFAS 141R), “Business Combination”.  SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008.  WSB does not expect the implementation of SFAS 141R to have a material impact on its consolidated financial statements.

                In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statement”.  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  WSB does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

                WSB Holdings, Inc and subsidiaries’ (“WSB”) results of operations are primarily determined by the difference between the interest income and fees earned on loans, investments and other interest-earning assets and the interest expense paid on deposits and other interest-bearing liabilities. The difference between the average yield earned on interest-earning assets, and the average cost of interest-bearing liabilities is known as net interest-rate spread.  The principal expense to WSB is the interest it pays on deposits and other borrowings.  The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is referred to as net interest income.  Net interest income is significantly affected by general economic conditions and by policies of state and federal regulatory authorities and the monetary policies of the Federal Reserve Board. WSB’s net income is also affected by the level of its non-interest income, including loan related fees, deposit-based fees, rental income,  operations of its service corporation subsidiary, gain on sale of real estate acquired in settlement of loans (“REO”), and gain on sale of loans, as well as its operating and tax expenses.  On September 27, 2007, The Washington Savings Bank (The “Bank”) announced that it adopted a Plan of Merger and Reorganization (the “Plan”), pursuant to which The Bank will become a wholly owned subsidiary of WSB Holdings, Inc.  The Bank will continue to exist as a federally chartered savings bank and be managed by its current board of directors and officers.    WSB Holdings, Inc. will report on a calendar year basis. The Bank has changed its fiscal year end from July 31 to December 31.  This report presents the two and five months ending December 31, 2007

                Both basic and diluted EPS amounts are shown on the Consolidated Statements of Operations.  However, “basic” earnings per share is utilized in this report’s narrative when per share amounts are listed, unless otherwise stated.

                This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. Forward-looking statements are based on current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions and assumptions and results may ultimately vary from the statements made in this report.  WSB’s future results and prospects may be dependent upon a number of factors that could cause WSB’s performance to compare unfavorably to prior periods.  Among these factors are: (a) ongoing review of WSB’s business and operations; (b) implementation of changes in lending practices and lending operations; (c) the Board of Directors ongoing review of WSB’s capital management plan; (d) changes in accounting principles; (e) government legislation and regulation; (f) changes in interests rates; (g) changes in the economy; (h) credit or other risks of lending activity; (i) the impact of any legal or regulatory proceedings; and (j) other expectations, assessments and risks that are specifically mentioned in this report, in The Washington Savings Bank’s Annual Report on Form 10-K for the year ended July 31, 2007 (“2007 Form 10-K”), which was attached as an appendix to our Registration Statement on Form S-4, as amended, in connection with the reorganization into a holding company structure, and in such other reports filed with the Securities and Exchange Commission.  WSB wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect WSB’s financial performance and could cause WSB’s actual results or circumstances for future periods to differ materially from those anticipated or projected.  Unless required by law, WSB does not undertake, and specifically disclaims any obligations to publicly release the result of any revisions that may be made to any forward-looking statements to reflect statements to the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Critical Accounting Policies

                The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain.  These estimates and assumptions are based on information available as of the date of the financial statements, and may materially impact the reported amounts of certain assets, liabilities, revenues and expenses as the information changes over time.  Accordingly, different amounts could be reported as a result of the use of revised estimates and assumptions in the application of these accounting policies.

                Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses.  Information concerning this policy is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in the 2007 Form 10-K.  There were no significant changes in this accounting policy during the five months ending December 31, 2007.

Recent Regulatory and Related Developments

                The cash dividend of four cents per share will be paid on February 21, 2008, to stockholders of record as of February 11, 2008.  The Board will continue to review WSB’s dividend practice on a quarterly basis.  WSB’s subsidiary financial institution, The Washington Savings Bank (the “Bank”) continues to remain “Well Capitalized” by regulatory standards.

                On September 27, 2007, the Bank announced that it adopted a Plan of Merger and Reorganization (the “Plan”), pursuant to which Washington Savings Bank will become a wholly owned subsidiary of WSB Holdings, Inc., a Delaware corporation formed for the purpose of becoming a savings and loan holding company for Washington Savings Bank.  Security holders approved the reorganization at the annual stockholders meeting on December 19, 2007.  Upon completion of the Plan, all shares of Washington Savings Bank were converted into an equal number of newly issued shares of WSB Holdings, as a result of which the shareholders of Washington Savings Bank will become the shareholders of WSB Holdings, Inc. in the identical proportion as they were shareholders of Washington Savings Bank immediately before the reorganization.  Washington Savings Bank will continue to exist as a federally chartered savings bank and be managed by its current board of directors and officers.

                WSB Holdings, Inc. will report on a calendar year basis.  The Bank has changed its fiscal year end from July 31 to December 31 to be consistent with the year end of WSB Holdings, Inc.

Consolidated Results of Operations

                Net income for the two and five months ended December 31, 2007 were $141,000, or $0.02 per basic and diluted share, and $493,000, or $0.06 per basic and diluted share, respectively, compared to net earnings of $176,000 or $0.02 per basic and diluted share, and $1,298,000 or $0.17 per basic share and $0.16 per diluted share for the corresponding 2006 periods.  Net earnings for the two and five months period ended December 31, 2007, represent decreases of $35,000, or 20%, and $805,000, or 62% over the same periods last year.  Net income for the 2007 five month period include a $200,000 provision to the allowance for loan losses compared to a $300,000 reversal from the allowance for loan losses for the same period in 2006.

                The decrease in net income for the five month period reflects the general slowdown of the residential real estate market and the related decline in mortgage loan originations and the continuing reduction in the Bank’s concentration in higher-yielding construction loans. Consistent with the Bank’s strategic plan, a reduction in the construction loan portfolio has been experienced by approximately 52% compared to December 31, 2006. The overall reduction in WSB’s loan production has resulted in a 15% decrease in net interest income and a 19% decrease in non-interest income, compared to same five month period last year.  The decrease in net-interest income is primarily the result of a decrease in yield on earning assets and an increase in interest expense on borrowings.   The decrease in non-interest income is primarily the result of a decrease in loan related fees, gain on loan sales for loans sold in the secondary market and gain on the sale of real estate held for investment which offset the increase in other income, which is primarily the result of proceeds from the bank owned life insurance.

                As previously discussed, management continues to seek more diversity in its loan portfolio and has established commercial business and commercial real estate lending departments staffed with experienced lenders in an effort to significantly expand its nonresidential loan portfolio. This has resulted in an increase to the portfolios of commercial business and commercial real estate to commercial borrowers of $42 million during the five month period ending December 31, 2007.   WSB expects to see the results of its investment in loans to commercial business and commercial real estate to commercial borrowers to continue in 2008.  To expand its commercial customer deposit base, the bank recently implemented remote deposit capture services for commercial customers.  This service complements the Bank’s PC Banking platform and allows us a commercially viable means to serve the depository needs of businesses beyond our branch network.  The expansion of its commercial base is significant to the profitability of the Bank in that commercial customers provide lower cost deposit funding, with commercial loan borrowings structures that reprice to interest rate changes under terms that are favorable to the Bank.  This change is particularly important given the current state of the residential housing markets and WSB’s prior reliance on residential construction and mortgage origination.

                Net earnings for the two month period ending December 31, 2007 included a gain on the sale of investment securities of approximately $8,000 pretax, $6,000 net of tax, compared to a loss on sale of investment securities of $47,000 pretax, $29,000 net of tax for same period last year.  The prior year loss was taken in restructuring $21 million of short term investments within the Bank’s portfolio in an effort to minimize reinvestment risk while improving portfolio yield.

Interest Income/Expense

                Total interest income decreased $180,000, or 3.8%, for the two month period, and decreased $453,000, or 3.8% for the five month period ending December 31, 2007, compared to the corresponding periods last year, due primarily to a decrease in the average volume and yield of interest-earning assets.

                The average five-month balance of interest-earning assets decreased to $414.9 million from $419.6 million, due primarily to a decrease in the loans held-for-investment portfolio.  The decrease in average yield on interest-earning assets to 6.68% from 6.86% is the result of the reinvestment of the loan portfolio runoff in short term investment securities.  Investment in short term securities is being used to maintain liquidity for future loan growth as we restructure the existing loan portfolio under the business plan with a transition into a more diversified loan portfolio with lower credit risk.

                Total interest expense increased $126,000, or 5.1% and $456,000 or 7.6% for the two and five month periods ended December 31, 2007, compared to the same periods in the prior year.  The increase was attributable to the increase in the average interest rate on WSB’s interest-bearing liabilities.  For the five month period ended December 31, 2007, WSB’s average interest-bearing liabilities were $370.3 million with an average rate of 4.17%, compared to $381.5 million with an average rate of 3.76%, for the corresponding period last fiscal year.

                Net interest income decreased $306,000, or 13.7%, and $909,000, or 15.2%, respectively, for the two and five month periods ended December 31, 2007, compared to the same periods in the prior fiscal year.  Due to a lower average return on WSB’s interest-earning assets, and a higher average cost of WSB’s interest-bearing liabilities, WSB’s net interest rate spread decreased to 2.51% for the five month period ended December 31, 2007 from 3.10% for the same period in the prior fiscal year.  The ratio of WSB’s interest-earning assets to interest-bearing liabilities increased to 112.06% from 109.98%.

                During this period of economic slowdown management continues to stress credit quality within both its loan and investment portfolios. Management continues with its diversification of WSB’s loan portfolio from residential lending into commercial real estate and commercial and industrial (more commonly referred as business lending). It is management’s belief that this diversification will be appropriate in dealing with both interest rate spread compression and portfolio risk management. However, these changes continue to be significantly hampered by the current economic slow down.

                The bank is currently experiencing a compression of its interest rate margins due to a slowing demand for loans and lower yields on loan originations and investment security offerings. This lower interest rate environment for loans and investments securities compresses the interest rate spread by a reduction of interest income. As prevailing rates on deposits and Federal Home Loan Bank advance funding structures continue to decline it will be favorable to WSB.  Interest rate margins will be further enhanced when economic conditions begin to become more favorable to lending and funds currently held in investment securities can be redirected back into the loan portfolio.

Allowance for Loan Losses

                WSB’s loan portfolio is subject to varying degrees of credit risk.  Credit risk is mitigated through portfolio diversification, and limiting exposure to any single customer or industry.  WSB maintains an allowance for loan losses (the “allowance”) to absorb losses inherent in the loan portfolio.  The allowance is based on careful, continuous review and evaluation of the loan portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio.  The methodology for assessing the appropriateness of the allowance includes:  (1) a formula allowance reflecting historical losses by credit category, (2) the specific allowance for risk rated credits on an individual or portfolio basis, and (3) a nonspecific allowance which considers risk factors not taken into factor by the other two components of the methodology.  The amount of the allowance is reviewed monthly by WSB’s Loan Committee, and reviewed and approved monthly by the Board of Directors.

                The allowance is increased by provisions for loan losses, which are charged to expense.  Charge-offs of loan amounts determined by management to be uncollectible or impaired decrease the allowance, while recoveries of loans previously charged-off are added back to the allowance.  WSB makes provisions for loan losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology.  Under the methodology, WSB considers trends in credit risk against broad categories of homogenous loans, as well as a loan by loan review of loans criticized or classified by management. Classified loans exceeding $300,000 are evaluated individually quarterly as part of the calculation of the adequacy of the allowance.

                Management continues to see favorable developments in many of its previously internally criticized loans in which many such loans have been refinanced out of the bank or have seen credit enhancements secured from borrowers to better position the bank as to the collateral value securing outstanding loans.  WSB has experienced an increase in the commercial real estate and commercial lending portfolio, which management uses a higher reserve factor than traditional mortgages.  As a result of these developments, a $200,000 provision was made during the period ending December 31, 2007, compared to a reversal of prior provisioning of $300,000 from the allowance for loan losses during the first quarter of fiscal year 2007.   The allowance for loans losses is very subjective in nature, relying significantly on historical loss experience, collateral valuations available to management on specific loans, and economic factors deemed to exist at quarter end affecting the inherent loss within the portfolio.  Management believes the current allowance is appropriate.  While significant progress has been made addressing management’s assessment as to the inherent risk within the portfolio, the slowing real estate market, especially as it pertains to custom high-end residential properties merits the existing allowance level.

                During the five months ended December 31, 2007, the allowance increased in net by $172,000 or 4%, to $4.2 million from $4.0 million at July 31, 2007, as a result of the $200,000 provision and net charge-offs of $28,000. At December 31, 2007, the allowance was 1.85% of total loans held-for-investment, versus 1.94% of total loans held-for-investment, at July 31, 2007.

                WSB has experienced a reduction in its mortgage loan portfolio as well as payoffs and/or credit enhancements of previously internally criticized loans, which has resulted in a lower level of inherent probable loss. Assets subject to WSB’s Loan Committee criticism includes loans which meet the sub-standard criteria due to collateral deficiencies that may reflect possible losses.   Based on the review of the individual loans involved, management estimates probable losses. Management has continued to assess the probable losses as new and relevant data is obtained.

                Management believes that the allowance reflects its best estimate of the losses existing in the $227.6 million loans-held for investment portfolio as of December 31, 2007.  The $7.6 million loan held-for-sale portfolio has already been committed to be purchased by investors at December 31, 2007 and will be settled subsequent to that date.  Analysis of WSB’s history of sold loans indicates that generally credit losses are not realized after the sale of loans.

                WSB’s determination of the adequacy of the allowance requires significant judgment, and estimates of probable losses inherent in the loans held-for-investment portfolio can vary significantly from the amounts actually observed. See Critical Accounting Policies in the 2007 Form 10-K. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolios, changes in the financial condition of borrowers, such as may result from changes in economic conditions, or other considerations determined by management to be appropriate.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio and the allowance.  Such review may result in additional provisions based upon their judgments of information available at the time of each examination.

                Management has developed a comprehensive review process to monitor the adequacy of the allowance for loan losses.  The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies and relies on relevant observable data.  The observable data considered in the determination of the allowance is modified as more relevant data becomes available.  The results of this review process support management’s view that the allowance reflects probable losses within the loan portfolio as of December 31, 2007.  Please refer to the 2007 Form 10-K under the caption “Significant Accounting Policies” for an overview of the underlying methodology management employs on a monthly basis to evaluate the allowance.

                Changes in the estimation valuations may take place based on the status of the economy and the estimate of the value of the property securing loans and as a result, the allowance may increase or decrease.  Future adjustments could substantially affect the amount of the allowance.

                The following occurred during the five months ending December 31, 2007:

•	WSB experienced a default in 1-4 family residential loans, however, a recovery in a land lot loan that was previously charged off in last fiscal year resulted in a positive net amount.

•

As a result of the growth in commercial and commercial real estate lending a $200,000 provision for loan losses occurred during the period, which is reflective of traditional reserve levels in commercial and commercial real estate lending.

•

As a result of an analysis of its current portfolio, WSB has recognized a decrease of the loss allocation percentages to internally classified loans. This decrease is due to a significant runoff that has been experienced in internally classified loans. A result of this runoff has been a corresponding reduction in the specific allocations for loss exposure.

•

While experiencing significant growth in the commercial portfolio, WSB has not experienced delinquencies or defaults as of December 31, 2007. Such favorable trends reduce reserve experience factors as to the calculation of the allowance.

                Management believes its evaluation as to the adequacy of the allowance as of December 31, 2007 is appropriate, and cautions the reader that the provisioning for the two and five month periods is not necessarily indicative of future provisioning.  Subjective judgment is significant in the determination of the provision and allowance for loan losses, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans. The establishment of allowance factors is a continuing exercise, based on management’s assessment of the factors and their impact on the portfolio, and that allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and or charge-off is normal and to be expected.  See above for discussion of some of the factors that have had a significant impact in the evaluation of the adequacy of WSB’s allowance for loan losses.

                WSB has experienced noticeable change in its loan portfolio during the period, which was observed in management’s analysis of the adequacy of the allowance for loan loss during the period, and at period end.

                Management reviews monthly the adequacy of the allowance for loan losses, provisioning accordingly to meet the deemed losses within the portfolio.  For a better understanding and a more complete description of the allowance and the evaluation process, refer to the 2007 Form 10-K.

WSB, as shown below in tabular format, has seen a decrease of charge-offs compared to the comparable periods last year.  While there has been a decrease in loan charge-offs, we believe there is additional, yet unidentified, probable losses within the portfolio, which  may be reflected as charge-offs against the allowance in future quarters, as these losses manifest themselves and loan collection efforts continue.

	2007		2006
	Nov - Dec	Aug - Oct	Nov - Dec	Aug - Oct
Provision for loan losses (Recovery)	$200,000	$0	$0	$(300,000)

Loan charge-offs	$185,702	$188,256	$157,866	$400,659
Loan recoveries	43,889	301,992	1,046	14,814
Net (Recoveries) Charge-offs	$141,813	$(113,736)	$156,820	$385,845

Allowance for loan losses at period end	$4,216,703	$4,158,516	$4,503,860	$4,660,680
Total loans held for investment at at period end	227,578,698	212,610,279	206,221,126	215,099,302
Allowance to total loans held for investment at period end	1.85%	1.96%	2.18%	2.17%

At December 31, 2007, total non-performing loans were $11.6 million or 5.07% of total loans, all were included as non-accrual loans, compared to $7.4 million or 3.56% of total loans held-for-investment, at July 31, 2007. The allowance is approximately 36.5% of non-accrual loans, versus 54.7% at July 31, 2007.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

While there has been an increase in non-accruals since July 31, 2007, there is not a direct relationship between the discontinuation of interest accrual and the level of inherent risk of loss associated with those loans or the portfolio.

Non-Interest Income

Total non-interest income increased $140,000, or 28.7%, and decreased $299,000, or 19.3% for the two and five month periods ended December 31, 2007, respectively, compared to the same periods in the prior year.   The increase for the two month period is the result of the gain in sale of loans sold in secondary market and other income, primarily consisting of proceeds on Bank Owned Life Insurance.  The decrease for the five month period is attributable to a decrease in the gain on sale of loans, loan related fees and the gain on sale of real estate acquired in settlement of loans, which was offset in part, by an increase in other income which primarily consisted of proceeds on Bank Owned Life Insurance.

Loan-related fees decreased $28,000, or 19.8% and $137,000, or 35% for the two and five month periods ending December 31, 2007 due to a reduction in WSB’s loan settlements. Mortgage loans closed for the five month period ended December 31, 2007, were approximately $46.7 million, compared to approximately $70.8 million for the same period last year.   The decrease in real estate loans closed reflects the general slowdown of the residential real estate market and the related decline in mortgage loan originations. WSB significantly expanded its commercial loans and commercial real estates loans closed for the five month period ending December 31, 2007, to approximately $42.0 million, compared to approximately $9.4 million for the same period last year.  The increase on commercial loans closed for the five month period ending December 31, 2007 was primarily the result of establishing the commercial business and commercial real estate lending departments.

Gain on the sale of loans increased $43,000 for the two month period due an overall higher premium on loans sold in the secondary market, and decreased $127,000 for the five month period ending December 31, 2007.  WSB’s ability to realize gains in future periods depends largely on interest rates and the demand for mortgage loans.

While production of loans held-for-sale has been negatively impacted nationally by the current market constriction as to non-conforming and non-traditional mortgage offerings, and overall credit tightening, the Bank continues to offer traditional mortgage financing through its mortgage banking operations.  The Bank continues to monitor the anticipated negative impact and/or exposure of many of the larger secondary market investors, and as such has further reduced or eliminated the selling of loans to investors where liquidity or financial capacity is in question.

The decrease on the gain on sale of real estate acquired in settlement of loans is the result of the gain on sale of six “REO” properties in which WSB recorded a net gain at December 31, 2007 compared to the net gain recorded on the sale of eleven “REO” properties at December 31, 2006.

Non-Interest Expenses

Non-interest expenses decreased $325,000, or 13.0% and $491,000, or 8.3% for the two and five month periods ending December 31, 2007, as compared to the corresponding prior fiscal year periods.

The decrease in non-interest expenses for the two month period ended December 31, 2007 compared to the same period last year was primarily due to decreases of $267,000 in salaries and benefits, $125,000 in professional services and $97,000 in deposit insurance premiums and assessments, offsetting increase of $114,000 in other expenses.  The decrease in salaries and benefits is the result of the reduced loan production on loans sold in the secondary market and the commissions associated with these loans offset by the increased staff for the newly established commercial loan departments.  Professional services decreased because the prior year included expenses associated with recruiting lending personnel.

The decrease in non-interest expense for the five month period ended December 31, 2007 compared to the same period last year was primarily due to decreases of $389,000 in salaries and benefits, $249,000 in deposit insurance premiums and assessment and $292,000 in professional services, which offset increases of $268,000 in other expenses which consisted primarily of expenses associated with foreclosed real estate and stock related expenses associated with the formation of the new holding company and $117,000 in advertising expenses.  The decrease in professional services was due to the reduction in professional fees associated with the restructuring of the mortgage banking operations, and the search to hire experienced commercial business and commercial real estate lenders in an effort to significantly expand the nonresidential loan portfolio that took place during the prior year.

A decrease in deposit insurance premiums and assessments is the result of the Federal Deposit Insurance Corporation (“FDIC”) ruling, pursuant to the Federal Deposit Insurance Reform Act of 2005, to assess deposit insurance premiums against all depository institutions based on their current condition and nature of their activities and on the revenue needs, as determined by the FDIC for the Deposit Insurance Fund.  Many insured depository institutions, including WSB, are entitled to a credit against these premiums based on the premiums they paid on or before December 31, 1996.  Under the FDIC’s current risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which is determined by the institution’s capital level and supervisory evaluations.

The increase in other expenses is primarily the result of costs associated with foreclosure of loans and expenses associated with WSB’s stock to be listed on The NASDAQ Global Market and the formation of the holding company, “WSB Holdings”.

Income Taxes

The effective income tax rate for the five months ended December 31, 2007 was 26.1% compared to 31.1% for the same period last year.  The decrease compared to last year is the result of higher percentage of income attributable to WSB’s Investments portfolio of which a significant portion is not subject to Maryland state taxes and the exclusion of income for the bank owned life insurance proceeds.

Liquidity and Capital Resources

Total assets were $453.4 million and $437.0 million at December 31, 2007 and July 31, 2007, respectively. The increase in assets at December 31, 2007, compared to July 31, 2007, was primarily attributable to an increase in loan portfolio held for investment and available for sale MBS portfolio, partially offset by a decrease in the available for sale investment securities portfolio..

Deposits were $274.6 million at December 31, 2007, compared to $282.9 million at July 31, 2007.  The decrease in deposits at December 31, 2007, compared to July 31, 2007, was primarily due to maturities in certificate of deposits.  During this period, WSB’s rates were lower than its competitors, negatively affecting renewals.  Management anticipates continuing to utilize excess funding liquidity to offset a runoff of higher costing certificate of deposits which were previously originated to fund loan production.

Borrowings at December 31, 2007 and July 31, 2007 are as follows:

	Balance as of
	December 31, 2007	Rate	July 31, 2007	Rate

FHLB-advances-fixed	$84,000,000	5.06%	$89,000,000	5.08%
FHLB-advances-daily rate credit	8,800,000	4.44%	—	—
Reverse Repurchase Agreement	20,000,000	3.90%	—	—
	$112,800,000		$89,000,000

At July 31, 2007, WSB has a total of 89.0 million in borrowed funds consisting of Federal Home Loan Bank (“FHLB”) advances.  During the five month period ending December 31, 2007, a FHLB advance of $5.0 million with a fixed rate of 5.27% matured, WSB took an additional FHLB daily rate credit advance of $8.8 million.

Also, WSB purchased from a counter party, a $20.0 million structured repurchase agreement at 3.90%,    bringing the balance of borrowings to $112.8 million as of December 31, 2007.  WSB maintains funding activities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion.  To the extent WSB does not or can not use FHLB borrowings, it would rely on alternative funding sources including its depositor base and correspondent bank lines of credit.

WSB continually seeks to increase its core deposits and advertises it’s lower-cost NOW accounts, no fee checking incentives, an overdraft protection program, variable money fund savings account priced to current interest rates, and the advantages of customer access to ATM networks.   To expand its commercial customer deposit base, the bank recently implemented remote deposit capture services for commercial customers.  This service complements the Bank’s PC Banking platform and allows us a commercially viable means to serve the depository needs of businesses beyond our branch network.

As a member of the FHLB system, and in order to maintain insurance with the FDIC, the Bank must maintain average daily balances of long-term liquid assets of not less than 4% of the average daily balance of its liquidity base (net withdraw able savings accounts and borrowings during the preceding calendar month which are payable within one year).  Liquid assets are defined as cash, Federal Reserve deposits, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, highly rated corporate debt, mortgage loans and mortgage-backed securities (“MBS”), and accrued interest receivable and principal on certain qualified unpledged assets, payable within five years.  Internal sources of liquidity used by WSB are various short-term investments, mortgage-backed securities, and short-term borrowings. During December 2007, WSB’s long-term average daily balances of liquid assets were $201.6 million, which exceeded the $12.0 million required.

Current regulations require subsidiaries of an institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of an institution’s regulatory capital.  These regulations have affected the Bank through its service corporation subsidiary, which is engaged in real estate development and construction activities.  At December 31, 2007, the Bank’s investment in its service corporation subsidiary was $529,000, and the subsidiary’s assets totaled $690,000.  Therefore, for regulatory capital calculations, the Bank was required to deduct $529,000 from its capital and $690,000 from its assets.  WSB’s regulatory capital and regulatory assets below also reflect decreases of $1.0 million and $1.6 million, respectively, which represents unrealized gains (after-tax for capital deductions and pre-tax for asset deductions, respectively) on MBS and investment securities classified as available for sale.  In addition, the Bank’s risk-based capital reflects an increase of $2.8 million in the general loan loss reserve. The loan loss reserve factor represents 1.25% of the Bank’s risk weighted assets.  Regulatory thrift capital ratios required, the Bank’s actual ratios, and the amount over which The Bank’s ratios exceed regulatory required, as of December 31, 2007, are shown as follows.

Capital Category	Regulatory Ratios Required	Bank’s Amount And Ratio	Bank’s Excess of Requirements	Calculations	Based Upon

Leverage	$18,072,298	$62,381,762	$44,309,464	$62,381,762	Regulatory Capital
	4.00%	13.81%	9.81%	$451,807,458	Regulatory Assets

Tangible	$6,777,112	$62,381,762	$55,604,650	$62,381,762	Regulatory Capital
	1.50%	13.81%	12.31%	$451,807,458	Regulatory Assets

Risk-Based	$22,060,847	$65,216,465	$43,155,618	$65,216,465	Regulatory Capital
	8.00%	23.65%	15.65%	$275,760,592	Risk-Weighted Assets

The chart above is indicative of the Bank before the reorganization into the newly formed holding company.  WSB’s management believes that, under current regulations, and eliminating the assets of WSB Holdings, Inc., the Bank remains well capitalized and will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond the control of WSB, such as a shift in interest rates or a downturn in the economy in areas where WSB extends credit, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

Cash dividends are subject to determination and declaration by the Board of Directors, which takes into account WSB’s financial condition, results of operations, tax considerations, industry standards, economic conditions, and other factors, including regulatory restrictions. However, the ability of WSB to pay quarterly cash dividends will be dependent on earnings, financial condition and business of WSB, as well as other factors, such as regulatory requirements. Cash dividends that are declared are paid in a subsequent quarter.

For a discussion of the regulatory restrictions on the declaration and payment of dividends, see “Business — Supervision and Regulation — Restrictions on Capital Distributions” included in Registration Statement S-4.   The second fiscal quarter cash dividend of four cents per share will be paid on February 21, 2008, to stockholders of record as of February 11, 2008.  The Board will continue to review WSB’s dividend practice on a quarterly basis.  WSB continues to remain “Well Capitalized” by regulatory standards.

The Qualified Thrift Lender (“QTL”) Test currently requires that “qualified thrift investments” be at least 65% of portfolio assets as defined by the OTS.  At December 31, 2007, WSB’s ratio was approximately 89% of defined portfolio assets.

Off Balance Sheet Transactions

WSB is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated Statement of Financial Condition.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Commitments to originate new loans	$28,753,752
Unfunded commitments to extend credit under existing construction, equity line and commercial lines of credit	33,795,574
Standby letters of credit	714,795
Commitments to sell loans held-for-sale	7,648,834

WSB does not have any unconsolidated special purpose entities or other similar forms of off-balance sheet financing arrangements.

Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Loan commitments generally expire within 90 days.  Most equity line commitments for the unfunded portion of equity lines are for a term of 12 months, and commercial lines of credit are generally renewable on an annual basis.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  WSB evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by WSB upon extension of credit, is based on management’s credit evaluation of the borrower.

Commitments to sell loans held-for-sale are agreements to sell loans to third parties at an agreed upon price.

Contractual Obligations

The following chart lists WSB’s contractual obligations as of December 31, 2007:

	Payments due by period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$112,800	$23,800	$33,000	$56,000	$—
Operating leases	1,288	371	793	124	—
Time Deposits	224,027	88,695	128,354	6,978	—

Total	$338,115	$112,866	$162,147	$63,102	$—

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Management of WSB considers interest rate risk (“IRR”) and credit risk as the two most significant factors impacting WSB’s financial performance.  WSB currently utilizes no derivatives to mitigate its credit risk, relying instead on loan review and an adequate loan loss allowance.  WSB’s exposure to IRR is reviewed on at least a quarterly basis by the Board of Directors and management, and is measured by the Bank in accordance with OTS Thrift Bulletin No. 13a using interest rate risk sensitivity analysis, including Net Portfolio Value (“NPV”) and net interest income under various rate scenarios.

The OTS provides all institutions that file the Consolidated Maturity Rate Schedule (“CMR”) as part of their quarterly thrift financial report with an interest rate sensitivity report of NPV on a calendar quarter basis. The NPV is defined as the netting of the present value of expected cash flows related to existing assets and liabilities and off-balance sheet contracts.  In addition to the discounted cash flow analysis, the OTS simulator model also employs an option-based pricing approach to measuring the interest rate sensitivity of the NPV.  Per the OTS interest rate risk exposure report, the Bank’s sensitivity measure, or decline in the NPV ratio, at September 30, 2007 was a minimal 176 basis points, compared to 134 basis points at September 30, 2006.  The Bank relies on the OTS model and does not prepare its own model.

The following table compares the calculated estimates of change in NPV and net interest income as of September 30, 2007 (the most recent data available) to current limits established by management and approved by the Board of Directors.

	Percentage Change In
	Net Interest Income		Net Portfolio Value as a % of PV of Assets
Basis Point Change In Market Rates	Board Limits	Projected Change	Minimum Board Limits	OTS Projections
+200	-30%	+24%	6%	14%
-100	-30%	-12%	10%	16%

Item 4.  Controls and Procedures

WSB’s management, under the supervision and with the participation of WSB’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of WSB’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d — 15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation, WSB’s Principal Executive Officer and Principal Financial Officer concluded that WSB’s disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in the periodic reporting that WSB must file with the OTS.

During the period covered by the report, there were no changes (including corrective actions with regard to significant or material weaknesses) in the WSB’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect WSB’s internal controls over financial reporting.

PART II.

Item 1.  Legal Proceedings

On April 6, 2006, the Internal Revenue Service issued a notice attributable to the disallowance of a conservation easement charitable donation.  On May 8, 2006, WSB filed a timely Protest appealing an Internal Revenue Service proposed adjustment on the valuation of the conservation easement donated to the Maryland Environmental Trust.  The bank maintains that it complied with the statutory requirements of 26 U.S.C. §170(h).  Based the relevant statutory provisions, regulations and case law on point, WSB believes the Bank will be successful in establishing that it complied with and satisfied the applicable rules and regulations and therefore, is entitled to a charitable conservation easement donation.  The courts have traditionally resolved valuation disputes by reaching a middle ground between the competing values as proposed by the Internal Revenue Service and the taxpayer.  Therefore, at this time, we are unable to determine whether or to what extent WSB’s valuation of the conservation easement will be sustained, however in accordance with FIN 48 described below, an accrual recognition was made during the period ending December 31, 2007.

The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  WSB adopted FIN 48 in the five month period ending December 31, 2007 and will reflect a cumulative adjustment reducing retained earnings by approximately $470,000, which management does not believe is of a material impact on its financial statements.

In addition, from time to time, WSB is a party to litigation or administrative proceedings relating to claims arising from its operations in the normal course of business. Management believes that the ultimate resolution of any such litigation or administrative proceedings currently pending against WSB is unlikely, either individually or in the aggregate, to have a material adverse effect on WSB’s results of operations or financial condition.

Item 1A.  Risk Factors

During the periods covered by this report, no material changes in risk factors have occurred.  See page 16 of the 2007 Form 10K for a complete discussion and analysis of risk factors.

Item 4.  Submission of Matters to a Vote of Security Holders

The Washington Savings Bank’s Annual Meeting of Stockholders was held on December 19, 2007.  The Washington Savings Bank’s Annual Report on Form 10-K, Notice of Meeting, Proxy Statement, and form of Proxy were mailed on November 23, 2007, to stockholders of record as of October 22, 2007.  On said record date, there were 7,588,135 shares of common stock outstanding.  The matters proposed by The Washington Savings Bank’s Board of Directors for a vote by security holders were the re-election of Directors William J. Harnett and Kevin P. Huffman, each for a three-year term and the adoption of the plan of merger pursuant to which the Bank became a wholly owned subsidiary of WSB Holdings, Inc.  Messrs. Bowman, Conover, Lodge, Sullivan and Troese whose terms did not expire at this annual meeting, are continuing as Directors of The Washington Saving Bank.

There were no additional Director nominations or other business brought before the Meeting.  Messrs. Harnett and Huffman were reelected as Directors for a three-year term each, and the adoption of the plan of merger is as follows:

	Votes For	Withhold Authority	Abstain	Against
William J. Harnett	7,075,208	434,205	0	0
Kevin P. Huffman	7,081,683	427,730	0	0
Adopt Plan of Merger	5,702,255	0	5,890	27,016

On January 3, 2008, prior to completion of the reorganization, WSB held its annual meeting of stockholders.  Washington Savings Bank, as WSB’s sole stockholder, voted to re-elect Phillip C. Bowman and Stephen J. Troese as directors of WSB, each for a three-year term to expire at the 2011 annual meeting of stockholders.  Messrs. Conover, Harnett, Huffman, Lodge and Sullivan, whose terms did not expire at this annual meeting, are continuing as directors. There were no additional director nominations or other business voted upon.

Item 6.  Exhibits

3.1

Amended and Restated Federal Stock Charter of WSB. (Incorporated by reference from WSB’s Amendment No. 1 to the Registration Statement on Form S-4 file with the Securities and Exchange Commission on October 26, 2007.)

3.2	Amended and Restated By-Laws of WSB. (Incorporated by reference from WSB’s Amendment No. 1 to the Registration Statement.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Actof 2002. (Filed herewith).

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf, by the undersigned, thereunto duly authorized.

WSB HOLDINGS, INC.

By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

By:	/s/ Randall M. Robey
Randall M. Robey
Senior Vice President and Chief Financial Officer

Date:    February 13, 2008