Form 10-Q
period 2008-03-31
WSB Holdings Inc
filed 2008-05-14
CIK 1415022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended:   March 31, 2008

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                       to

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

YES  ☒                  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES  ☐                   NO  ☒

There were 7,600,635 shares of Common Stock ($0.0001 Par Value) outstanding as of May 9, 2008.

WSB HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.  Financial Statments

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31,	December 31,
	2008	2007

ASSETS
Cash	$3,061,561	$397,235
Federal funds sold and interest bearing deposits at FHLB - Atlanta	10,067,863	3,188,568
Total cash and cash equivalents	13,129,424	3,585,803

Loans receivable - net:
Held for sale	7,636,126	7,648,834
Held for investment (net of allowance for loan losses of $3,698,921 and $4,216,703 respectively)	224,465,788	223,361,995
Total loans receivable - net	232,101,914	231,010,829

Investment securities - available for sale at fair value	67,491,473	94,705,254
Mortgage-backed securities - available for sale at fair value	119,723,827	94,105,046
Investment in Federal Home Loan Bank stock, at cost	5,046,200	4,994,900
Accrued interest receivable on loans	1,525,767	1,505,764
Accrued interest receivable on investments	1,114,594	913,189
Real estate acquired in settlement of loans	2,862,520	1,033,125
Bank owned life insurance	10,587,047	10,473,144
Premises and equipment - net	5,768,156	5,936,809
Deferred income taxes	3,237,596	2,674,548
Income taxes receivable	169,996	480,375
Other assets	1,819,760	2,017,333

TOTAL ASSETS	$464,578,274	$453,436,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$6,728,302	$5,883,778
Interest bearing	268,689,977	268,689,633
Total deposits	275,418,279	274,573,411

Federal Home Loan Bank borrowings	94,000,000	92,800,000
Other borrowings	30,000,000	20,000,000
Advances from borrowers for taxes and insurance	585,093	417,932
Accounts payable, accrued expenses and other liabilities	1,863,354	1,734,217

TOTAL LIABILITIES	401,866,726	389,525,560

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value, 7,597,135 issued and outstanding	760	760
Additional paid-in capital	10,268,957	10,267,198
Retained earnings - substantially restricted	52,806,103	52,642,425
Accumulated other comprehensive (loss) income	(364,272)	1,000,176

TOTAL STOCKHOLDERS’ EQUITY	62,711,548	63,910,559

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$464,578,274	$453,436,119

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended
	March 31,
	2008	2007
INTEREST INCOME:
Interest and fees on loans	$4,301,283	$4,091,206
Interest on mortgage-backed securities	1,459,723	708,507
Interest and dividends on investments	1,295,659	2,008,618

Total interest income	7,056,665	6,808,331

INTEREST EXPENSE:
Interest on deposits	2,600,329	2,631,830
Interest on other borrowings	1,398,306	954,076

Total interest expense	3,998,635	3,585,906

NET INTEREST INCOME	3,058,030	3,222,425
Provision for loan losses	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,058,030	3,222,425

NON-INTEREST INCOME:
Loan related fees	130,365	144,218
Gain on sale of loans	62,540	243,807
Gain (loss) on sale of investment securities - available for sale	191,193	(20,236)
Gain on sale of real estate acquired in settlement of loans	83,332	163,758
Loss on disposal of fixed assets	(11,636)	(2,160)
Service charges on deposits	35,358	16,132
Rental income	99,267	123,863
Other income	176,564	189,576

Total non-interest income	766,983	858,958

NON-INTEREST EXPENSE:
Salaries and benefits	1,571,795	1,676,156
Occupancy expense	220,009	210,013
Depreciation	182,798	188,377
Advertising	53,465	41,823
Service bureau charges	141,151	145,862
Service charges from banks	20,846	21,214
Stationary, printing and supplies	56,406	51,335
Professional services	137,663	1,001
SAIF/FDIC Insurance	37,841	35,906
Other taxes	39,475	36,826
Other	706,421	567,893

Total non-interest expense	3,167,870	2,976,406

INCOME BEFORE PROVISION FOR INCOME TAXES	657,143	1,104,977

PROVISION FOR INCOME TAXES	189,580	393,900

NET INCOME	$467,563	$711,077

BASIC EARNINGS PER COMMON SHARE	$0.06	$0.09

DILUTED EARNINGS PER COMMON SHARE	$0.06	$0.09

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04
AVERAGE COMMON SHARES OUTSTANDING	7,597,135	7,521,490
AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,985,107	8,113,332

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Unaudited)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(Loss)	Equity

BALANCE, JANUARY 1, 2007	$808	$9,657,971	$53,579,966	$(382,021)	$62,856,724

Exercise of Stock Options	12	65,142	—	—	65,154

Tax benefits from Stock Options Exercised	—	30,286	—	—	30,286

Comprehensive Income:

Net income	—	—	711,077	—	711,077

Other comprehensive income Reclassification adjustment for losses, net of taxes of ($6,880)	—	—	—	13,356	13,356

Net changes in unrealized appreciation on available for sale securities	—	—	—	359,165	359,165

Total comprehensive income					1,083,598

Cash dividend declared
(0.04 per common share)	—	—	(303,114)	—	(303,114)

BALANCE, MARCH 31, 2007	$820	$9,753,399	$53,987,929	$(9,500)	$63,732,648

BALANCE, JANUARY 1, 2008	$760	$10,267,198	$52,642,425	$1,000,176	$63,910,559

Stock-based compensation	—	1,759	—	—	1,759

Comprehensive Income:

Net income	—	—	467,563	—	467,563

Other comprehensive income Reclassification adjustment for gains, net of taxes of $65,006	—	—	—	(126,187)	(126,187)

Net changes in unrealized appreciation on available for sale securities	—	—	—	(1,238,261)	(1,238,261)

Total comprehensive income					(896,885)

Cash dividend declared
(0.04 per common share)	—	—	(303,885)	—	(303,885)

BALANCE, MARCH 31, 2008	$760	$10,268,957	$52,806,103	$(364,272)	$62,711,548

See notes to consolidated financial statements

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2008	2007
OPERATING ACTIVITIES:

Net income	$467,563	$711,077
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation	1,759	—
Depreciation	182,797	190,537
Loss on disposal of assets	11,636	—
Accretion of discounts on investment securities	(98,653)	(93,624)
(Gain) loss on sale of investment securities	(191,193)	20,236
Gain on sale of building lots and homes	—	(17,577)
Gain on sale of real estate acquired in settlement of loans	(83,332)	(163,758)
Gain on sale of loans	(62,540)	(243,807)
Loans originated for sale	(33,023,657)	(19,370,141)
Proceeds from sale of loans originated for sale	33,098,906	28,366,089
Increase in cash surrender value of bank owned life insurance	(113,903)	(108,923)
Deferred income taxes	247,125	—
Increase in accrued interest receivable	(221,408)	(24,344)
Decrease in other assets	197,574	266,549
(Increase) decrease in net deferred loan fees	(11,091)	21,510
Change in income taxes payable/receivable	310,379	478,620
Increase (Decrease) in accrued interest payable	155,996	(42,537)
Increase (Decrease) in accounts payable, accrued expenses and other liabilities	129,134	(365,082)

Net cash provided by operating activities	997,092	9,624,825

INVESTING ACTIVITIES:

Net (increase) in loans	(3,606,591)	(5,089,855)
Purchase of mortgage-backed securities - available for sale	(36,765,760)	—
Repayment of mortgage-backed securities - available for sale	9,005,731	2,094,340
(Redemption) Purchase of Federal Home Loan Bank Stock	(51,300)	734,100
Purchase of investment securities - available for sale	(7,275,000)	—
Repayment of investment securities	34,745,256	14,098,104
Purchase of premises and equipment	(25,781)	(260,991)
Development of real estate acquired in settlement of loans	(4,227)	(98,846)
Proceeds from sale of real estate acquired in settlement of loans	772,053	1,574,780

Net cash (used in) provided by investing activities	(3,205,619)	13,051,632

FINANCING ACTIVITIES:

Net increase (decrease) in demand deposits, NOW accounts and savings accounts	5,422,125	(1,802,824)
Proceeds from issuance of certificates of deposit	3,166,398	1,503,115
Payments for maturing certificates of deposit	(7,899,651)	(12,591,059)
Net increase in advance payments by borrowers for taxes and insurance	167,161	173,975
Cash dividend paid	(303,885)	(303,114)
Increase(decrease) in advance from the Federal Home Loan Bank	1,200,000	(12,000,000)
Increase in other borrowings	10,000,000	—
Proceeds from exercise of stock options	—	65,154

Net cash (used in) provided by financing activities	11,752,148	(24,954,753)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,543,621	(2,278,296)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,585,803	9,602,288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,129,424	$7,323,992

CASH PAID DURING THE PERIOD FOR:

Income taxes	$—	$352,900

Interest	$3,863,304	$3,672,552

Non-cash transactions:
Transfer from loans to foreclosed real estate	$2,513,888	$6,265

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(unaudited)

1.      Financial Statements

The Consolidated Financial Statements for the three months ended March 31, 2008 and 2007 have been prepared by WSB Holdings, Inc. (“WSB” or the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented, have been made.  All significant intercompany transactions have been eliminated.

WSB became the holding company of The Washington Savings Bank, F.S.B. (the “Bank”) as of January 3, 2008, and hereafter will report financial results on a calendar year basis (unlike the Bank’s previous fiscal year).  Accordingly, results of operations and other financial data for periods prior to January 3, 2008 are for the Bank, and thereafter are for WSB on a consolidated basis.

As part of the formation of the holding company, the par value of common stock was changed from $1.00 to $0.0001 per share; resulting in a decrease in the common stock equity, offset by an increase in additional paid in capital, and shares of treasury stock held by the Bank were retired.  Prior periods have been restated to reflect the change in par value and the retirement of treasury stock.

The Bank will continue to exist as a federally chartered savings bank and be managed by its current board of directors and officers.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.   Management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Bank’s Annual Report on Form 10-K for the year ended July 31, 2007 (the “2007 Annual Report”), a copy of which was attached as an appendix to our Registration Statement on Form S-4, as amended, in connection with the holding company reorganization as well as the Bank’s reporting of the unaudited results and financial position for the five month transition period ending December 31, 2007 as filed on form 10-Q.   The results of operations for the period ended March 31, 2008, are not necessarily indicative of the operating results for the full year, or any other period.

Certain prior year’s amounts have been reclassified to conform with the current year’s presentation.

2.      Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted Earnings Per Common Share (“EPS”) computation for all periods presented in the Consolidated Statements of Operations.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Continued)

	Three Months Ended March 31,
	2008			2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net income available to Common Stockholders	$467,563	7,597,135	$0.06	$711,077	7,521,490	$0.09

Effect of Dilutive Options Incremental Shares		387,972			591,842

Diluted EPS
Net income available to Common Stockholders	$467,563	7,985,107	$0.06	$711,077	8,113,332	$0.09

Options to purchase 10,000 shares of common stock were not included in the computation of diluted EPS for the three months ended March 31, 2008 because their effect would have been antidilutive.

Options to purchase 5,000 shares of common stock were not included in the computation of diluted EPS for the three months ended March 31, 2007 because their effect would have been antidilutive.

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

In April 2007, the Bank awarded 5,000 shares under the 1997 Plan to its Chief Executive Officer, which have a ten-year contractual term and vest over a two year period.  Total pre-tax stock-based compensation of $1,759 was recognized in the Statement of Operations for the three months ending March 31, 2008.  There were no awards granted during the three months ending March 31, 2008.  Approximately $7,033 of stock-based compensation expense remains for future periods until completion in April 2009.  The fair value of the options awarded is estimated on the date of grant using the Black-Scholes option pricing model with volatility calculated based on historical close prices and a risk free rate is based on the respective treasury security as of the grant date closing price.

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Continued)

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

The following table summarizes stock option activity for the three month period ended March 31, 2008:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2007	818,575	$2.93
Exercised	—	—
Granted	—	—
Forfeited	—	—

Outstanding at March 31, 2008	818,575	$2.93	2.75	$1,899,601
Exercisable at March 31, 2008	813,575	$2.89	2.75	$1,916,601

4.                   Uncertain Income Tax Positions

Effective August 2007, the Bank adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“Fin 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109”.  As required by FIN 48, the cumulative effect has resulted in an increase to our liability for uncertain tax positions of a $474,253 charge to the retained earnings balance as of August 1, 2007.  The full value of unrecognized tax benefits is $495,458 at March 31, 2008. If this liability were de-recognized, it would favorably impact the effective tax rate for the period of de-recognition. These non-current income tax liabilities are recorded in other liabilities in our consolidated balance sheet at March 31, 2008.

Interest and penalties related to income tax liabilities are included in income tax expense.  The balance of accrued interest and penalties included in the total $495,458 liability recorded in the consolidated balance sheet at March 31, 2008 was $21,205.

5.                   Change in Reporting Period

As a result of the formation of WSB, of which the Bank is now a subsidiary, a change from a fiscal year end of July 31 to a calendar year reporting basis has been made.

As part of the formation of the holding company, the decrease in par value of common stock was changed from $1.00 to $0.0001 per share; resulting in a decrease in the common stock equity, offset by an increase in additional paid in capital, and shares of treasury stock held by the bank were retired.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Continued)

Prior periods have been restated to reflect the change in par value and the retirement of treasury stock.

WSB will report on a calendar year basis.  The Bank has changed its fiscal year end from July 31 to December 31.

6.                   Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 inputs – Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Available-for-sale securities is the only balance sheet category the Company is required by generally accepted accounting principles to account for at fair value. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements (in thousands)
	At March 31, 2008, Using
		Quoted Prices in	Other	Significant		Total Changes
		Active Markets for	Observable	Unobservable	Trading	in Fair Values
	Fair Value	Identical Assets	Inputs	Inputs	Gains and	Included in
	Mar. 31, 2008	(Level 1)	(Level 2)	(Level 3)	(Losses)	Period Earnings
Available-for-Sale Securities	$67,491	$—	$67,491	$—	$—	$—
Available-for-Sale Mortgage-Backed Securities	119,724		119,724
	$187,215	$—	$187,215	$—	$—	$—

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Continued)

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

7.                   New Accounting Pronouncements

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.  The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard and, thus, the entity must record compensation costs and a related liability.  Entities should recognize the effects of applying this issue through either, (a) a change in accounting principle through a cumulative-effective adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods.  This issue is effective for fiscal years beginning after December 15, 2007.   The impact of adoption did not have a material effect on our financial condition.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements (“SFAS.157”).” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Implementation of SFAS 157 did not have a material impact on our financial condition, results of operations or liquidity.

In February 2007, the FASB issued Statement No. 159, “The Fair Value option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement 115”.  Statement 159 permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments and not to portions of instructions.  Statement 159 was effective for WSB on January 2, 2008, and did not have a material impact on WSB’s financial statements.

Pronouncements Issued But Not yet Effective

In December 2007, the FASB issued SFAS 141, Revised 2007 (SFAS 141R), “Business Combination”.  SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Continued)

combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008.  WSB does not expect the implementation of SFAS 141R to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statement”.  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  WSB does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. WSB is currently evaluating the impact of SFAS No. 161 on its financial condition, results of operations and disclosures.

WSB HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

WSB Holdings, Inc and subsidiaries’ (“WSB”) results of operations are primarily determined by the difference between the interest income and fees earned on loans, investments and other interest-earning assets and the interest expense paid on deposits and other interest-bearing liabilities. The difference between the average yield earned on interest-earning assets, and the average cost of interest-bearing liabilities is known as net interest-rate spread.  The principal expense to WSB is the interest it pays on deposits and other borrowings.  The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is referred to as net interest income.  Net interest income is significantly affected by general economic conditions and by policies of state and federal regulatory authorities and the monetary policies of the Federal Reserve Board. WSB’s net income is also affected by the level of its non-interest income, including loan-related fees, deposit-based fees, rental income,  operations of its service corporation subsidiary, gain on sale of real estate acquired in settlement of loans (“REO”), and gain on sale of loans, as well as its operating and tax expenses.

WSB Holdings became the holding company of the Bank as of January 3, 2008, and reports financial results on a calendar year basis (unlike the Bank’s previous fiscal year).  Accordingly, results of operations and other financial data for periods prior to January 3, 2008 are for the Bank, and thereafter are for WSB Holdings on a consolidated basis.

Both basic and diluted EPS amounts are shown on the Consolidated Statements of Operations.  However, “basic” earnings per share is utilized in this report’s narrative when per share amounts are listed, unless otherwise stated.

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. Forward-looking statements are based on current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions and assumptions and results may ultimately vary from the statements made in this report.  WSB’s future results and prospects may be dependent upon a number of factors that could cause WSB’s performance to differ from the performance anticipated or projected in these forward-looking statement or to compare unfavorably to prior periods.  Among these factors are: (a) ongoing review of WSB’s business and operations; (b) implementation of changes in lending practices and lending operations; (c) the Board of Directors ongoing review of WSB’s capital management plan; (d) changes in accounting principles; (e) government legislation and regulation; (f) changes in interests rates; (g) changes in the economy; (h) credit or other risks of lending activity; (i) the impact of any legal or regulatory proceedings; and (j) other expectations, assessments and risks that are specifically mentioned in this report, in The Washington Savings Bank’s Annual Report on Form 10-K for the year ended July 31, 2007 (“2007 Form 10-K”), which was attached  as an appendix to our Registration Statement on Form S-4, as amended, in connection with the reorganization into a holding company structure, and in such other reports we have filed with the Securities and Exchange Commission. WSB wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect WSB’s financial performance and could cause WSB’s actual results or circumstances for future periods to differ materially from those anticipated or projected.  Unless required by law, WSB does not undertake, and specifically disclaims any obligations to publicly update or revise any forward- looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses.  Information concerning this policy is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in the 2007 Form 10-K.  There were no significant changes in this accounting policy during the three months ending March 31, 2008.

Recent Regulatory and Related Developments

The cash dividend of four cents per share for the first quarter was declared on January 16, 2008, paid on February 21, 2008, to stockholders of record as of February 11, 2008.  The cash dividend of four cents per share for the second quarter and an additional special cash dividend of two cents per share were declared on April 16, 2008 to be paid on May 12, 2008, to stockholders of record as of May 1, 2008.  The Board will continue to review WSB’s dividend practice on a quarterly basis.  WSB’s subsidiary financial institution, The Washington Savings Bank (the “Bank”), continues to remain “Well Capitalized” by regulatory standards.

Upon completion of the Plan of Merger, all shares of the Bank were converted into an equal number of newly issued shares of WSB Holdings, the result of which shareholders of the Bank became shareholders of WSB Holdings in the identical proportion as they were shareholders of the Bank immediately before the reorganization.  The Bank will continue to exist as a federally chartered savings bank and be managed by its current board of directors and officers.

WSB Holdings will report on a calendar year basis.  The Bank has changed its fiscal year end from July 31 to December 31 to be consistent with the year-end of WSB Holdings.

Consolidated Results of Operations

Net income for the three months ended March 31, 2008 was $468,000, or $0.06 per basic and diluted share, compared to net earnings of $711,000 or $0.09 per basic and diluted share, for the corresponding 2007 period. Net earnings for the three month period ended March 31, 2008, represents a decrease of $244,000, or 34%, over the same period last year.

The decrease in net income for the three month period reflects an interest rate compression mitigated in part by an overall shift from brokered deposit funding to Federal Home Loan Bank (“FHLB”) advances and reverse repurchase agreements.  As such, yields on deposits increased while the average outstanding balance decreased.   The decrease in net-interest income is primarily the result of a decrease in yield on earning assets and an increase in rates paid on interest-bearing liabilities.   The decrease in non-interest income is primarily the result of decreases in loan related fees, gain on loan sales for loans sold in the secondary market and gain on the sale of real estate held for investment, which offset the increase in gain on sale of investment securities.

As previously discussed, management continues to seek more diversity in its loan portfolio and has established commercial business and commercial real estate lending departments staffed with experienced lenders in an effort to significantly expand its nonresidential loan portfolio. This has resulted in an increase to the portfolios of commercial business and commercial real estate to commercial borrowers of $16 million during the three month period ending March 31, 2008.   WSB expects to see the results of its investment in loans to commercial business and commercial real estate to commercial borrowers to continue in 2008.  To expand its commercial customer deposit base, the Bank implemented remote deposit capture services for commercial customers.  This service compliments the Bank’s PC Banking platform and allows us a commercially viable means to serve the depository needs of businesses beyond our branch network.  The expansion of our commercial base is significant to the profitability of the Bank in that commercial customers provide lower cost deposit funding, with commercial loan borrowings structures that reprice to interest rate changes under terms that are favorable to the Bank.  This change is particularly important given the current state of the residential housing markets and WSB’s prior reliance on residential construction and mortgage origination.

Net earnings for the three month period ending March 31, 2008 included a gain on the sale of investment securities of approximately $191,000 pretax, $126,000 net of tax, compared to a loss on sale of investment securities of $20,000 pretax, $13,000 net of tax for the same period last year.  The gain on the sale of investments was from restructuring short term investments within the Bank’s portfolio to highly-rated mortgage-backed securities in an effort to minimize reinvestment risk while improving portfolio yield. While there has been a decline in market value for the investment portfolio, the securities are either agency securities or highly rated.  As of March 31, 2008, all non-agency mortgage-backed securities, the sector of the portfolio which has experienced the predominate decline in market value, remain AAA rated.

Interest Income/Expense

Total interest income increased $248,000, or 3.6%, for the three month period ending March 31, 2008, compared to the corresponding period last year, due primarily to an increase in the average volume of interest-earning assets.

The average three-month balance of interest-earning assets increased to $433.1 million from $403.1 million, due primarily to an increase in the loans held-for-investment portfolio and mortgage-backed securities, offsetting the decrease in investment securities.  The average yield on interest-earning assets decreased to 6.52% from 6.71%.  Short-term investment securities that were called or matured were reinvested in mortgage-backed securities, consistent with a savings and loan association charter.  The investment in short- term securities was being used to maintain liquidity for future loan growth as we restructured the existing loan portfolio under the business plan with a transition into a more diversified loan portfolio with lower credit risk.

Total interest expense increased $413,000, or 11.5% for the three month period ended March 31, 2008, compared to the same period in the prior year.  The increase was attributable to an increase in the average volume and average interest rate on WSB’s interest-bearing liabilities.  For the three month period ended March 31, 2008, WSB’s average interest-bearing liabilities were $389.8 million with an average rate of 4.11%, compared to $369.9 million with an average rate of 3.93%, for the corresponding period last fiscal year.

Net interest income decreased $164,000, or 5.1%, for the three month period ended March 31, 2008, compared to the same period in the prior fiscal year.  Due to a lower average return on WSB’s interest-earning assets, and a higher average cost of WSB’s interest-bearing liabilities, WSB’s net interest rate spread decreased to 2.41% for the three month period ended March 31, 2008 from 2.78% for the same period in the prior fiscal year.  The ratio of WSB’s interest-earning assets to interest-bearing liabilities increased to 111.11% from 108.96%.

During this period of economic slowdown management continues to stress credit quality within both its loan and investment portfolios. Management continues with its diversification of WSB’s loan portfolio from residential lending into commercial real estate and commercial and industrial (more commonly referred as business lending). It is management’s belief that this diversification will be both appropriate and beneficial in dealing with interest rate spread compression and portfolio risk management. However, these changes continue to be significantly hampered by the current economic slow down.

WSB has significantly expanded its commercial loans and commercial real estate loans.  Commercial loans and commercial real estate loans have increased to $92.5 million as of March 31, 2008, compared to $27.2 million as of March 31, 2007.

WSB is currently experiencing a compression of its interest rate margins due to a slowing demand for loans and lower yields on loan originations and investment security offerings. This lower interest rate environment for loans and investment securities compresses the interest rate spread by reducing interest income. The continued decline of prevailing rates on fixed rate deposits and Federal Home Loan Bank advance funding structures will be favorable to WSB as existing fixed rate instruments re-price to lower market rates reducing interest expense.  Interest rate margins will be further enhanced when economic conditions begin to become more favorable to lending and funds currently held in investment securities can be redirected back into the loan portfolio.

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

The allowance is increased by provisions for loan losses, which are an expense.  Charge-offs of loan amounts determined by management to be uncollectible or impaired decrease the allowance, while recoveries of loans previously charged-off are added back to the allowance.  WSB makes provisions for loan losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology.

Under the methodology, WSB considers trends in credit risk against broad categories of homogenous loans, as well as a loan by loan review of loans criticized or classified by management. Classified loans exceeding $300,000 are individually evaluated quarterly as part of the calculation of the adequacy of the allowance.

Management continues to see favorable developments in many of its previously internally criticized loans, as many such loans have been refinanced out of the Bank or have seen credit enhancements secured from borrowers to better position the Bank as to the collateral value securing outstanding loans.  WSB has experienced an increase in the commercial real estate and commercial lending portfolio, which management uses a higher reserve factor than traditional mortgages. The allowance for loans losses is very subjective in nature, relying significantly on historical loss experience, collateral valuations available to management on specific loans, and economic factors deemed to exist at quarter end affecting the inherent loss within the portfolio.  Management believes the current allowance is appropriate.  While significant progress has been made addressing management’s assessment as to the inherent risk within the portfolio, the slowing real estate market, especially as it pertains to custom high-end residential properties merits the existing allowance level, and therefore, no provision was made during the period ending March 31, 2008.

During the three months ended March 31, 2008, the allowance decreased in net by $518,000 or 12%, to $3.7 million from $4.2 million at December 31, 2007, as a result of net charge-offs of $518,000. At March 31, 2008, the allowance was 1.62% of total loans held-for-investment, compared to 1.85% of total loans held-for-investment, at December 31, 2007.

WSB has experienced a reduction in its mortgage loan portfolio which, combined with payoffs and/or credit enhancements of previously internally criticized loans, has resulted in a lower level of inherent probable loss. Assets subject to WSB’s Loan Committee criticism include loans which meet the sub-standard criteria due to collateral deficiencies that may reflect possible losses.   Based on the

review of the individual loans involved, management estimates probable losses. Management continues to assess the probable losses as new and relevant data is obtained.

Management believes that the allowance reflects its best estimate of the losses existing in the $228.2 million loans-held for investment portfolio as of March 31, 2008.  The $7.6 million loan held-for-sale portfolio has been committed to be purchased by investors at March 31, 2008 and will be settled subsequent to that date.

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

Management has developed a comprehensive review process to monitor the adequacy of the allowance for loan losses.  The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies and relies on relevant observable data.  The observable data considered in the determination of the allowance is modified as more relevant data becomes available.  The results of this review process support management’s view that the allowance reflects probable losses within the loan portfolio as of March 31, 2008.

Changes in the estimation valuations may take place based on the status of the economy and the estimate of the value of the property securing loans, and as a result, the allowance may increase or decrease.  Future adjustments could substantially affect the amount of the allowance.

The following occurred during the three months ending March 31, 2008:

•                  WSB experienced defaults in 1-4 family residential loans of approximately $125,000

•                  WSB experienced defaults in lot loans of approximately $306,000.

•                  Traditional reserve levels in commercial and commercial real estate lending have been established. While significant growth has occurred in commercial and commercial real estate portfolio, WSB has experienced only $86,000 in defaults as of March 31, 2008.  Such favorable trends reduce reserve experience factors as to the calculation of the allowance.

•                  As a result of an analysis of its current portfolio, WSB has recognized a decrease of the loss allocation percentages to internally classified loans.   This decrease is due to a significant runoff that has been experienced in internally classified loans.  A result of this runoff has been a corresponding reduction in the specific allocations for loss exposure.

Management believes its evaluation as to the adequacy of the allowance as of March 31, 2008 is appropriate, and cautions the reader that the provisioning for the three month period is not necessarily indicative of future provisioning.  Subjective judgment is significant in the determination of the provision and allowance for loan losses, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans. The establishment of allowance factors is a continuing exercise, based on management’s assessment of the factors and their impact on the portfolio, and that allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and or charge-off is normal and to be expected.  See above for discussion of some of the factors that have had a significant impact in the evaluation of the adequacy of WSB’s allowance for loan losses.

WSB has experienced noticeable change in its loan portfolio during the period cover by this report, which was observed in management’s analysis of the adequacy of the allowance for loan loss during the period, and at period end.

Management reviews monthly the adequacy of the allowance for loan losses, and provisions accordingly to meet the deemed losses within the portfolio.  For a better understanding and a more complete description of the allowance and the evaluation process, refer to the 2007 Form 10-K.

WSB, as shown below in tabular format, has seen an increase of charge-offs compared to the comparable period last year.  While there has been a decrease in loan charge-offs, we believe there are additional, unidentified, probable losses within the portfolio, which  may be reflected as charge-offs against the allowance in future quarters, as these losses manifest themselves and loan collection efforts continue.

	Three month period ended March 31,
	2008	2007

Provision for loan losses	$0	$0

Loan charge-offs	$517,882	$67,623
Loan recoveries	100	27,717
Net Charge-offs	$517,782	$39,906

Allowance for loan losses at period end	$3,698,921	$4,463,754
Total loans held for investment at at period end	228,164,709	211,255,631
Allowance to total loans held for investment at period end	1.62%	2.11%

At March 31, 2008, total non-performing loans were $9.2 million, or 4.05%, of total loans held for investment, all were included as non-accrual loans, compared to $11.6 million, or 5.07%, of total loans held-for-investment, at December 31, 2007. The allowance is approximately 40.0% of non-accrual loans, versus 36.5% at December 31, 2007.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

Increased court caseloads have already resulted in delays in ratification of foreclosure sale actions by the courts effecting mortgage lenders, including WSB.  This has resulted in both a lengthening of the curing time for delinquent loans and an increase in non-performing asset levels.  Recent Maryland legislation intended to provide extended notice periods and other protections to defaulting mortgagors will further delay the resolution of defaulting loans secured by residential properties, both owner and non-owner occupied.  Management continues its previous practice of working with borrowers to resolve delinquencies, with foreclosure action being the remedy of last resort when reasonable means to cure deficiencies in the best interest of both the bank and borrower, consistent with sound banking considerations, are exhausted.

While WSB did not actively participate in “subprime” lending, it may be affected by proposed national legislation which addresses “subprime” borrowers and lenders.  If adopted, this legislation may have a negative impact on other areas of residential real estate lending and default resolution, further decreasing real estate values.

While there has been a decrease in non-accruals since December 31, 2007, there is not a direct relationship between the discontinuation of interest accrual and the level of inherent risk of loss associated with those loans or the portfolio.  While there has been an increase in non-performing assets, and charge-offs, management believes this is a normal transition of loans previously identified as classified loans, which were appropriately reserved for.  This prior recognition and provision has resulted in no additional provisioning being necessary as these credits progressed in the collection process to their current positions; with management believing the current level of reserves are both adequate and appropriate.

Non-Interest Income

Total non-interest income decreased $92,000, or 10.7%, to $767,000 for the three month period ended March 31, 2008, compared to $859,000 for the same period in the prior year.   The decrease for the three month period is attributable to a decrease in the gain on sale of loans, rental income and the gain on sale of real estate acquired in settlement of loans, which was offset in part, by an increase in gain on sale of investment securities.

Gain on the sale of loans decreased $181,000 for the three month period ended March 31, 2008 as compared to the same period last year due an overall lower premium on loans sold in the secondary market.  WSB’s ability to realize gains in future periods depends largely on interest rates and the demand for mortgage loans.

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

The decrease on the gain on sale of real estate acquired in settlement of loans is the result of the gain on sale of six properties in which WSB recorded a net gain of $83,000 at March 31, 2008 compared to the net gain of $164,000 recorded on the sale of eight properties at March 31, 2007.

Gain on sale of investment securities resulted in approximately $191,000 pretax, $126,000 net of tax, compared to a loss on sale of investment securities of $20,000 pretax, $13,000 net of tax for same period last year.  The gain on the sale of investments was taken in restructuring short term investments within the Bank’s portfolio to mortgage-backed securities in an effort to minimize reinvestment risk while improving portfolio yield.

Non-Interest Expenses

Non-interest expenses increased $191,000, or 6.4% for the three month period ending March 31, 2008, as compared to the corresponding prior fiscal year period.

The increase in non-interest expenses for the three month period ended March 31, 2008 compared to the same period last year was primarily due to increases of $137,000 in professional fees and, $138,000 in other expenses, offset by a decrease of $104,000 in salaries and benefits.

Professional services increased for the period March 31, 2008 compared to prior year fiscal quarter due to a first quarter 2007 litigation settlement that resulted in an expense accrual reversal and the current year’s quarter’s fees associated with pending litigation on tax issues (see Part II, Item 1). The increase in other expenses is primarily the result of costs associated with foreclosure of loans and expenses associated with WSB’s stock being listed on The NASDAQ Global Market and the holding company reorganization.

The decrease in salaries and benefits is the result of the reduced loan production on loans sold in the secondary market and the commissions associated with these loans.  With the slow down in the local and national economies the Bank has closed its wholesale mortgage lending operation, as well as all retail mortgage offices except for the Bowie office, continuing to reduce staffing wherever appropriate.  These expense reductions are expected to continue to benefit the company in the future quarters.

Income Taxes

The effective income tax rate for the three months ended March 31, 2008 was 28.4% compared to 35.7% for the same period last year.  The decrease compared to last year is the result of a higher percentage of income attributable to WSB’s investments portfolio of which a significant portion is not subject to Maryland state taxes and the exclusion of income for the bank owned life insurance proceeds.

Liquidity and Capital Resources

Total assets were $464.6 million and $453.4 million at March 31, 2008 and December 31, 2007, respectively. The increase in assets at March 31, 2008, compared to December 31, 2007, was primarily attributable to an increase in the available for sale MBS portfolio and federal funds sold, partially offset by a decrease in the available for sale investment securities portfolio.

Deposits were $275.4 million at March 31, 2008, compared to $274.6 million at December 31, 2007.  The increase in deposits at March 31, 2008, compared to December 31, 2007, was primarily due to an increase in our savings accounts offsetting the decrease in our certificate of deposits.  During this period, WSB’s rates on money fund accounts were slightly higher than its competitors, but lower certificate of deposit rates negatively affected renewals for certificate of deposits.  Management anticipates continuing to utilize excess funding liquidity to offset a runoff of higher cost certificate of deposits which were previously originated to fund loan production.

Borrowings at March 31, 2008 and December 31, 2007 are as follows:

	Balance as of
	March 31, 2008	Rate	December 31, 2007	Rate

FHLB-advances-fixed	$94,000,000	4.73%	$84,000,000	5.08%
FHLB-advances-daily rate credit	—	0.00%	8,800,000	4.44%
Reverse Repurchase Agreement	30,000,000	3.81%	20,000,000	3.90%
	$124,000,000		$112,800,000

At December 31, 2007, WSB had a total of $92.8 million in borrowed funds consisting of FHLB advances.  During the three month period ending March 31, 2008, WSB repaid the $8.8 million daily rate credit FHLB advance, a FHLB advance of $5.0 million with a fixed rate of 5.21% matured, and a FHLB advance of $5.0 million with a fixed rate of 3.81%.  WSB took an additional FHLB advance of $20.0 million with a fixed rate of 3.2025% bringing the balance to $94.0 million.

At December 31, 2007, WSB had a total of $20.0 million at 3.90% in a structured repurchase agreement.  During the three month period ending March 31, 2008, WSB purchased from a counter-party a $10.0 million structured repurchase agreement at 3.65%, bringing the balance of structured repurchase agreements to $30.0 million.

Total borrowings are $124.0 million as of March 31, 2008.  WSB maintains funding activities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion.  To the extent WSB does not or can not use FHLB borrowings, it would rely on alternative funding sources, including its depositor base and correspondent bank lines of credit.

WSB continually seeks to increase its core deposits and advertises its lower-cost NOW accounts, no fee checking incentives, an overdraft protection program, variable money fund savings account priced to current interest rates, and the advantages of customer access to ATM networks.   To expand its commercial customer deposit base, the Bank recently implemented remote deposit capture services for commercial customers.  This service complements the Bank’s PC Banking platform and allows us a commercially viable means to serve the depository needs of businesses beyond our branch network.

As a member of the FHLB system, and in order to maintain insurance with the Federal Deposit Insurance Corporation (“FDIC”), the Bank must maintain average daily balances of long-term liquid assets of not less than 4% of the average daily balance of its liquidity base (net withdrawable savings accounts and borrowings during the preceding calendar month which are payable within one year).  Liquid assets are defined as cash, Federal Reserve deposits, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, highly rated corporate debt, mortgage loans and mortgage-backed securities (“MBS”), and accrued interest receivable and principal on certain qualified unpledged assets, payable within five years.  Internal sources of liquidity used by the Bank are various short-term investments, mortgage-backed securities, and short-term borrowings. During March 2008, the Bank’s long-term average daily balances of liquid assets were $123.1 million, which exceeded the $11.6 million required.

Current regulations require subsidiaries of an institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of an institution’s regulatory capital.  These regulations have affected the Bank through its service corporation subsidiary, which is engaged in real estate development and construction activities.  At March 31, 2008, the Bank’s investment in its service corporation subsidiary was $530,000, and the subsidiary’s assets totaled $699,000.  Therefore, for regulatory capital calculations, the Bank was required to deduct $530,000 from its capital and $699,000 from its assets.  The Bank’s regulatory capital and regulatory assets below also reflect increases of $254,000 and $385,000, respectively, which represents unrealized losses (after-tax for capital deductions and pre-tax for asset deductions, respectively) on MBS and investment securities classified as available for sale.  In addition, the Bank’s risk-based capital reflects an increase of $2.6 million in the general loan loss reserve. The loan loss reserve factor represents 1.25% of the Bank’s risk- weighted assets.  Regulatory thrift capital ratios required, the Bank’s actual ratios, and the amount over which The Bank’s ratios exceed regulatory required, as of March 31, 2008, are shown as follows.

Capital Category	Regulatory Ratios Required	Bank’s Amount and Ratio	Bank’s Excess of Requirements	Calculations	Based Upon

Leverage	$18,256,832	$53,088,371	$34,831,539	$53,088,371	Regulatory Capital
	4.00%	11.63%	7.63%	$456,420,800	Regulatory Assets

Tangible	$6,846,312	$53,088,371	$46,242,059	$53,088,371	Regulatory Capital
	1.50%	11.63%	10.13%	$456,420,800	Regulatory Assets

Risk-Based	$22,673,839	$54,973,447	$31,299,608	$54,973,447	Regulatory Capital
	8.00%	19.40%	11.40%	$283,422,991	Risk-Weighted Assets

WSB’s management believes that, under current regulations, and eliminating the assets of WSB Holdings, the Bank remains well capitalized and will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond the control of WSB, such as a shift in interest rates or a downturn in the economy in areas where WSB extends credit, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

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

For a discussion of the regulatory restrictions on the declaration and payment of dividends, see “Business—Supervision and Regulation—Restrictions on Capital Distributions” included in the Registration Statement on Form S-4, as amended, in connection with the holding company reorganization.   The second fiscal quarter cash dividend of four cents per share and a special two cents per share dividend for a total of six cents per share will be paid on May 12, 2008 to stockholders of record as of May 1, 2008.  The Board will continue to review WSB’s dividend practice on a quarterly basis.  WSB continues to remain “Well Capitalized” by regulatory standards.

The Qualified Thrift Lender (“QTL”) Test currently requires that “qualified thrift investments” be at least 65% of portfolio assets as defined by the OTS.  At March 31, 2008, the Bank’s ratio was approximately 91% of defined portfolio assets.

Off Balance Sheet Transactions

WSB is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated Statement of Financial Condition.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Commitments to originate new loans	$28,818,625
Unfunded commitments to extend credit under existing construction, equity line and commercial lines of credit	30,748,987

Standby letters of credit	706,195
Commitments to sell loans held-for-sale	7,636,125

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

Contractual Obligations

The following chart summarizes WSB’s contractual obligations as of March 31, 2008:

	Payments due by period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$124,000	$5,000	$63,000	$56,000	$—
Operating leases	1,183	279	780	124	—
Time Deposits	219,214	88,366	123,187	7,661	—

Total	$344,397	$93,645	$186,967	$63,785	$—

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

The OTS provides all institutions that file the Consolidated Maturity Rate Schedule (“CMR”) as part of their quarterly thrift financial report with an interest rate sensitivity report of NPV on a calendar quarter basis. The NPV is defined as the netting of the present value of expected cash flows related to existing assets and liabilities and off-balance sheet contracts.  In addition to the discounted cash flow analysis, the OTS simulator model also employs an option-based pricing approach to measuring the interest rate sensitivity of the NPV.  Per the OTS interest rate risk exposure report, the Bank’s sensitivity measure, or decline in the NPV ratio, at December 31, 2007 was a minimal 219 basis points, compared to 171 basis points at December 31, 2006.  The Bank relies on the OTS model and does not prepare its own model.

The following table compares the calculated estimates of change in NPV and net interest income as of December 31, 2007 (the most recent data available) to current limits established by management and approved by the Board of Directors.

	Percentage Change In
	Net Interest Income		Net Portfolio Value as a % of PV of Assets
Basis Point Change In Market Rates	Board Limits	Projected Change	Minimum Board Limits	OTS Projections
+200	-30%	+29%	6%	12%
-100	-30%	-15%	10%	14%

Item 4.  Controls and Procedures

WSB’s management, under the supervision and with the participation of WSB’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of WSB’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation, WSB’s Principal Executive Officer and Principal Financial Officer concluded that WSB’s disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in the reports it is required to file with the Security and Exchange Commission.

During the period covered by the report, there were no changes (including corrective actions with regard to significant or material weaknesses) in WSB’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect WSB’s internal controls over financial reporting.

PART II.

Item 1.  Legal Proceedings

On April 6, 2006, the Internal Revenue Service issued a notice attributable to the disallowance of a conservation easement charitable donation.  On May 8, 2006, the Bank filed a timely Protest appealing an Internal Revenue Service proposed adjustment on the valuation of the conservation easement donated to the Maryland Environmental Trust.  The Bank maintains that it complied with the statutory requirements of 26 U.S.C. §170(h).  Based the relevant statutory provisions, regulations and case law on point, WSB believes the Bank will be successful in establishing that it complied with and satisfied the applicable rules and regulations and therefore, is entitled to a charitable conservation easement donation.  The courts have traditionally resolved valuation disputes by reaching a middle ground between the competing values as proposed by the Internal Revenue Service and the taxpayer.  Therefore, at this time, we are unable to determine whether or to what extent WSB’s valuation of the conservation easement will be sustained, however in accordance with FIN 48 described below, an accrual recognition was made during the period ending December 31, 2007.

The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  WSB adopted FIN 48 in the transition five month period ending December 31, 2007 and made a cumulative adjustment reducing retained earnings by approximately $470,000, which management does not believe is of a material impact on its financial statements.

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

Item 6.  Exhibits

3.1

Amended and Restated Federal Stock Charter of WSB. (Incorporated by reference from WSB’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 26, 2007.)

3.2

Amended and Restated By-Laws of WSB. (Incorporated by reference from WSB’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 26, 2007.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

99.1	Limited Power Of Attorney for filing of Form 3, 4 and 5 for Eric Lodge. (Furnished herewith).

99.2	Limited Power Of Attorney for filing of Form 3, 4 and 5 for Michael J. Sullivan. (Furnished herewith).

99.3	Limited Power Of Attorney for filing of Form 3, 4 and 5 for George Q. Conover. (Furnished herewith).

99.4	Limited Power Of Attorney for filing of Form 3, 4 and 5 for William J. Harnett. (Furnished herewith).

99.5	Limited Power Of Attorney for filing of Form 3, 4 and 5 for Stephen J. Troese. (Furnished herewith).

99.6	Limited Power Of Attorney for filing of Form 3, 4 and 5 for Susan L. Grant. (Furnished herewith).

99.7	Limited Power Of Attorney for filing of Form 3, 4 and 5 for Randall M. Robey. (Furnished herewith).

99.8	Limited Power Of Attorney for filing of Form 3, 4 and 5 for Phillip C. Bowman. (Furnished herewith).

99.9	Limited Power Of Attorney for filing of Form 3, 4 and 5 for Gerald J. Whittaker. (Furnished herewith).

99.10	Limited Power Of Attorney for filing of Form 3, 4 and 5 for Kevin P. Huffman. (Furnished herewith).

99.11	Limited Power Of Attorney for filing of Form 3, 4 and 5 for Charles A. Dukes, Jr. (Furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf, by the undersigned, thereunto duly authorized.

WSB HOLDINGS, INC.

By	:/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

By	:/s/ Randall M. Robey
Randall M. Robey
Senior Vice President and Chief Financial Officer

Date:    May 13, 2008