Form 10-Q
period 2008-06-30
WSB Holdings Inc
filed 2008-08-14
CIK 1415022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended: June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File No. 000-53003

WSB HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

DELAWARE	261219088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4201 Mitchellville Road, Suite 200, Bowie, Maryland 20716

(Address of Principal Executive Offices)

(301) 352-3120

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (ii) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

There were 7,595,821 shares of Common Stock ($0.0001 Par Value) outstanding as of August 7, 2008.

WSB HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.  Financial Statments

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	June 30,	December 31,
	2008	2007

ASSETS
Cash	$1,935,982	$397,235
Federal funds sold and interest bearing deposits at FHLB - Atlanta	5,070,200	3,188,568
Total cash and cash equivalents	7,006,182	3,585,803

Loans Held for sale	6,061,291	7,648,834

Held for investment	230,251,591	227,578,698
Less: allowance for loan losses	(3,665,143)	(4,216,703)
Total loans receivable - net	226,586,448	231,010,829

Investment securities - available for sale at fair value	51,048,105	94,705,254
Mortgage-backed securities - available for sale at fair value	130,430,328	94,105,046
Investment in Federal Home Loan Bank stock, at cost	5,181,200	4,994,900
Accrued interest receivable on loans	1,442,602	1,505,764
Accrued interest receivable on investments	786,210	913,189
Real estate acquired in settlement of loans	3,240,661	1,033,125
Bank owned life insurance	10,702,470	10,473,144
Premises and equipment - net	5,671,740	5,936,809
Deferred income taxes	4,146,551	2,674,548
Income taxes receivable	—	480,375
Other assets	1,061,540	2,017,333

TOTAL ASSETS	$453,365,328	$453,436,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$7,426,061	$5,883,778
Interest bearing	254,937,704	268,689,633
Total deposits	262,363,765	274,573,411

Federal Home Loan Bank borrowings	97,000,000	92,800,000
Other borrowings	30,000,000	20,000,000
Advances from borrowers for taxes and insurance	744,768	417,932
Accounts payable, accrued expenses and other liabilities	1,962,634	1,734,217

TOTAL LIABILITIES	392,071,167	389,525,560

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value, 7,599,887 issued and outstanding	760	760
Additional paid-in capital	10,280,064	10,267,198
Retained earnings - substantially restricted	52,864,439	52,642,425
Accumulated other comprehensive (loss) income	(1,851,102)	1,000,176

TOTAL STOCKHOLDERS’ EQUITY	61,294,161	63,910,559

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$453,365,328	$453,436,119

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended		Six Months ended
	June 30,		June 30
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$4,113,925	$4,356,838	$8,415,208	$8,448,044
Interest on mortgage-backed securities	1,850,794	675,699	3,310,517	1,384,205
Interest and dividends on investments	920,815	1,971,785	2,216,474	3,980,403

Total interest income	6,885,534	7,004,322	13,942,199	13,812,652

INTEREST EXPENSE:
Interest on deposits	2,549,067	2,732,225	5,149,395	5,364,055
Interest on other borrowings	1,409,316	961,436	2,807,622	1,915,512

Total interest expense	3,958,383	3,693,661	7,957,017	7,279,567

NET INTEREST INCOME	2,927,151	3,310,661	5,985,182	6,533,085
Provision for loan losses	—	—	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,927,151	3,310,661	5,985,182	6,533,085

NON-INTEREST INCOME:
Loan related fees	124,128	172,888	254,492	317,106
Gain on sale of loans	144,898	251,085	207,437	494,892
Gain (loss) on sale of investment securities	259,011	(115,191)	450,204	(135,427)
Gain on sale of real estate acquired in settlement of loans	11,044	47,310	94,376	211,068
Bank Owned Life Insurance	115,423	109,807	229,326	218,729
Loss on disposal of fixed assets	(1,977)	(16,778)	(13,612)	(18,938)
Service charges on deposits	39,306	18,261	74,664	34,393
Rental Income	105,188	129,062	204,455	252,925
Other income	46,107	51,844	108,768	132,500

Total non-interest income	843,128	648,288	1,610,110	1,507,248

NON-INTEREST EXPENSE:
Salaries and benefits	1,551,795	1,610,806	3,123,589	3,286,962
Occupancy expense	193,559	221,411	413,569	431,425
Depreciation	179,993	187,906	362,791	376,283
Advertising	78,581	55,687	132,046	97,509
Service bureau charges	135,826	137,905	276,978	283,766
Service charges from banks	10,716	29,649	31,561	50,863
Stationary, printing and supplies	41,001	44,706	97,407	96,042
Professional services	170,713	90,534	308,376	91,535
SAIF/FDIC Insurance	37,487	35,765	75,328	71,672
Other taxes	42,224	36,826	81,699	73,653
Provision for losses on real estate acquired in settlement of loans	15,000	—	15,000	—
Other	596,806	520,901	1,303,227	1,088,793

Total non-interest expense	3,053,701	2,972,096	6,221,571	5,948,503

EARNINGS BEFORE PROVISION FOR INCOME TAXES	716,578	986,853	1,373,721	2,091,830

PROVISION FOR INCOME TAXES	202,204	288,200	391,784	682,100

NET INCOME	$514,374	$698,653	$981,937	$1,409,730

BASIC EARNINGS PER COMMON SHARE	$0.07	$0.09	$0.13	$0.19

DILUTED EARNINGS PER COMMON SHARE	$0.06	$0.09	$0.12	$0.17

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.06	$0.04	$0.10	$0.08
AVERAGE COMMON SHARES OUTSTANDING	7,599,747	7,585,564	7,598,441	7,553,527

AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,988,002	8,127,219	7,986,555	8,120,290

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (Unaudited)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(Loss)	Equity

BALANCE, JANUARY 1, 2007	$808	$9,657,971	$53,579,966	$(382,021)	$62,856,724

Exercise of Stock Options	12	71,829	—	—	71,841

Tax benefits from Stock Options Exercised	—	505,371	—	—	505,371

Stock-based compensation	—	1,758	—	—	1,758

Comprehensive Income:

Net income	—	—	1,409,731	—	1,409,731

Other comprehensive income Reclassification adjustment for losses, net of taxes of ($46,045)	—	—	—	(89,382)	(89,382)

Net changes in unrealized appreciation on available for sale securities (net of tax)	—	—	—	(627,953)	(627,953)

Total comprehensive income					692,396

Cash dividend declared (0.08 per common share)	—	—	(606,520)	—	(606,520)

BALANCE, JUNE 30, 2007	$820	$10,236,929	$54,383,177	$(1,099,356)	$63,521,570

BALANCE, JANUARY 1, 2008	$760	$10,267,198	$52,642,425	$1,000,176	$63,910,559

Exercise of Stock Options	—	6,425	—	—	6,425

Tax benefits from Stock Options Exercised	—	2,924	—	—	2,924

Stock-based compensation	—	3,517	—	—	3,517

Comprehensive Income:

Net income	—	—	981,937	—	981,937

Other comprehensive income Reclassification adjustment for gains, net of taxes of $153,069	—	—	—	297,135	297,135

Net changes in unrealized appreciation on available for sale securities (net of tax)	—	—	—	(3,148,413)	(3,148,413)

Total comprehensive income					(1,869,341)

Cash dividend declared (0.10 per common share)	—	—	(759,923)	—	(759,923)

BALANCE, JUNE 30, 2008	$760	$10,280,064	$52,864,439	$(1,851,102)	$61,294,161

See notes to consolidated financial statements

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2008	2007
OPERATING ACTIVITIES:

Net income	$981,937	$1,409,731
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation	3,517	1,758
Depreciation	362,792	379,830
Loss on disposal of assets	13,612	15,391
Accretion of discounts on investment securities	(337,305)	(186,510)
(Gain) loss on sale of investment securities	(450,204)	135,287
Gain on sale of building lots and homes	—	(17,577)
Gain on sale of real estate acquired in settlement of loans	(94,376)	(211,068)
Gain on sale of loans	(207,437)	(494,892)
Loans originated for sale	(60,628,676)	(43,624,030)
Proceeds from sale of loans originated for sale	62,423,656	50,448,339
Increase in cash surrender value of bank owned life insurance	(229,326)	(218,729)
Deferred income taxes	110,081	(49,292)
Decrease in accrued interest receivable	190,141	415,367
Decrease in other assets	955,793	728,859
Decrease (increase) in net deferred loan fees	47,352	(104,840)
Excess tax benefits from share-based payment	(2,924)	(505,371)
Change in income taxes payable/receivable	515,891	953,705
Increase (decrease) in accrued interest payable	61,394	(61,730)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	195,824	(745,412)

Net cash provided by operating activities	3,911,742	8,268,816

INVESTING ACTIVITIES:

Net increase in loans	(6,778,263)	(2,631,065)
Purchase of mortgage-backed securities - available for sale	(55,255,284)	—
Repayment of mortgage-backed securities - available for sale	15,831,020	4,243,429
(Redemption) Purchase of Federal Home Loan Bank Stock	(186,300)	14,100
Purchase of investment securities - available for sale	(15,060,000)	—
Proceeds from repayment, sales, calls and maturities of investment securities-available for sale	58,170,280	27,681,776
Purchase of premises and equipment	(111,335)	(402,191)
Development of real estate acquired in settlement of loans	(10,697)	(206,472)
Proceeds from sale of real estate acquired in settlement of loans	1,403,995	1,931,513

Net cash (used in) provided by investing activities	(1,996,584)	30,631,090

FINANCING ACTIVITIES:

Net increase (decrease) in demand deposits, NOW accounts and savings accounts	14,027,791	(2,619,880)
Proceeds from issuance of certificates of deposit	4,582,407	2,139,910
Payments for maturing certificates of deposit	(30,881,239)	(13,257,028)
Net increase in advance payments by borrowers for taxes and insurance	326,836	363,164
Cash dividend paid	(759,923)	(606,520)
Increase in advance from the Federal Home Loan Bank	4,200,000	4,000,000
Increase in other borrowings	10,000,000	—
Proceeds from exercise of stock options	6,425	71,841
Excess tax benefits from stock-based compensation	2,924	505,371

Net cash provided by (used in) financing activities	1,505,221	(9,403,142)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,420,379	29,496,764

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,585,803	9,602,288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,006,182	$39,099,052

CASH PAID DURING THE PERIOD FOR:

Income taxes	$133,500	$355,980

Interest	$7,906,171	$7,385,104

Non-cash transactions:
Transfer from loans to foreclosed real estate	$3,506,458	$126,236

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(unaudited)

1.      Financial Statements

The consolidated financial statements for the three and six months ended June 30, 2008 and 2007 have been prepared by WSB Holdings, Inc. (“WSB” or the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented, have been made.  All significant intercompany transactions have been eliminated.

WSB became the holding company of The Washington Savings Bank, F.S.B. (the “Bank”) as of January 3, 2008, and reports financial results on a calendar year basis (unlike the Bank’s previous fiscal year).  Accordingly, results of operations and other financial data for periods prior to January 3, 2008 are for the Bank, and thereafter are for WSB on a consolidated basis.

As part of the formation of the holding company, the par value of common stock was changed from $1.00 to $0.0001 per share, resulting in a decrease in the common stock equity, offset by an increase in additional paid in capital, and shares of treasury stock held by the Bank were retired.  Prior periods have been restated to reflect the change in par value and the retirement of treasury stock.

The Bank will continue to exist as a federally chartered savings bank and be managed by its current board of directors and officers.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.   Management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Bank’s Annual Report on Form 10-K for the year ended July 31, 2007 (the “2007 Annual Report”), a copy of which was attached as an appendix to our Registration Statement on Form S-4, as amended, in connection with the holding company reorganization as well as the Bank’s reporting of the unaudited results and financial position for the five month transition period ending December 31, 2007 as filed on form 10-Q.   The results of operations for the period ended June 30, 2008, are not necessarily indicative of the operating results for the full year, or any other period.

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Continued)

	Three Months Ended June 30,
	2008			2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net income available to Common Stockholders	$514,374	7,599,747	$0.07	$698,653	7,585,564	$0.09

Effect of Dilutive Options
Incremental Shares		388,255			541,655

Diluted EPS
Net income available to Common Stockholders	$514,374	7,988,002	$0.06	$698,653	8,127,219	$0.09

	Six Months Ended June 30,
	2008			2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net income available to Common Stockholders	$981,937	7,598,441	$0.13	$1,409,731	7,553,527	$0.19

Effect of Dilutive Options
Incremental Shares		388,114			566,763

Diluted EPS
Net income available to Common Stockholders	$981,937	7,986,555	$0.12	$1,409,731	8,120,290	$0.17

Options to purchase 10,000 shares of common stock were not included in the computation of diluted EPS for the three and six months ended June 30, 2008 because their effect would have been antidilutive.

Options to purchase 5,000  and 10,000 shares of common stock were not included in the computation of diluted EPS for the three and six months ended June 30, 2007 because their effect would have been antidilutive.

3.      Stock-Based Compensation

WSB has incentive compensation plans that permit the granting of incentive and non-qualified awards in the form of stock options.  These incentive plans were adopted from the Bank as a result of the reorganization.  Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of WSB’s common stock on the date the options are granted.  Options predominantly vest over a two year period from the date of grant, and expire not later than ten years from the date of grant.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Continued)

In April 2007, the Bank awarded 5,000 shares under the 1997 Plan to its Chief Executive Officer, which have a ten-year contractual term and vest over a two year period.  Total pre-tax stock-based compensation of $3,518 was recognized in the Statement of Operations for the six months ending June 30, 2008.  There were no awards granted during the six months ending June 30, 2008.  Approximately $5,274 of stock-based compensation expense remains for future periods until completion in April 2009.  The fair value of the options awarded is estimated on the date of grant using the Black-Scholes option pricing model with volatility calculated based on historical close prices and a risk free rate is based on the respective treasury security as of the grant date closing price.

Stock Option Plans - WSB has five stock option plans, which reserve shares of common stock for issuance to certain key employees and non-employee directors. Collectively, these plans reserve 2,310,000 shares for issuance pursuant to options as of June 30, 2008,  1,884,125 options have been granted and 425,875 options remain available for grant. Options granted generally expire ten years after grant date and are exercisable at 50% one year after the date of grant and the remaining 50% two years after the date of grant, with the exceptions of (1) options granted under the Non-Employee Directors’ Plan, which options are exercisable at 25% on the first and second anniversary dates and the remaining 50% three years after the date of grant and (2) the 5,000 option grant to Phillip C. Bowman in September 2005, which were fully vested at time of grant and expire 5 years after the date of grant. The exercise price of the options granted pursuant to these plans is in each case the fair market value of the shares on the date of grant.

The following table summarizes stock option activity for the six month period ended June 30, 2008:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2007	818,575	$2.93
Exercised	(5,000)	3.96
Granted	—	—
Forfeited	(3,200)	5.29

Outstanding at June 30, 2008	810,375	$2.91	2.09	$1,893,319
Exercisable at June 30, 2008	807,875	$2.89	2.09	$1,901,819

4.      Uncertain Income Tax Positions

Effective August 2007, the Bank adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109”.  As required by FIN 48, the cumulative effect has resulted in an increase to our liability for uncertain tax positions of a $474,253 charge to the retained earnings balance as of August 1, 2007.  The full value of unrecognized tax benefits is $501,662 at June 30, 2008. If this liability were de-recognized, it would favorably impact the effective tax rate for the period of de-recognition. These non-current income tax liabilities are recorded in other liabilities in our consolidated balance sheet at June 30, 2008.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Continued)

Interest and penalties related to income tax liabilities are included in income tax expense.  The balance of accrued interest and penalties included in the total $501,662 liability recorded in the consolidated balance sheet at June 30, 2008 was $27,409.

5.      Change in Reporting Period

          As a result of the formation of WSB, of which the Bank is now a subsidiary, a change from a fiscal year end of July 31 to a calendar year reporting basis has been made.

As part of the formation of the holding company, the decrease in par value of common stock was changed from $1.00 to $0.0001 per share, resulting in a decrease in the common stock equity, offset by an increase in additional paid in capital, and shares of treasury stock held by the bank were retired.

Prior periods have been restated to reflect the change in par value and the retirement of treasury stock.

          WSB will report on a calendar year basis.  The Bank has changed its fiscal year end from July 31 to December 31.

6.      Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Under SFAS 157, the company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These hierarchy levels are:

Level 1 inputs – Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Continued)

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over- the counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2008, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted for fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value and fair value. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset at nonrecurring Level 3.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Continued)

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	At June 30, 2008,
		Quoted Prices in	Other	Significant		Total Changes
		Active Markets for	Observable	Unobservable	Trading	in Fair Values
	Fair Value	Identical Assets	Inputs	Inputs	Gains and	Included in
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)	(Losses)	Period Earnings
Available-for-Sale Securities	$51,048	$—	$51,048	$—	$—	$—
Available-for-Sale Mortgage-Backed Securities	130,430		130,430
	$181,478	$—	$181,478	$—	$—	$—

Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis

The company may be required from time to time, to measure certain assets at fair value on a non- recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
In (Thousands)	Fair Value	Identical Assets	Inputs	Inputs
June 30, 2008	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Loans	$6,758	$—	$6,758	$—
Real estate acquired in settlement of loans	3,241		3,241

Total Assets at fair value	$9,999	$—	$9,999	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7,548,000 with a valuation allowance of $790,000.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Continued)

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Implementation of SFAS 157 did not have a material impact on our financial condition, results of operations or liquidity.

In February 2007, the FASB issued Statement No. 159, “The Fair Value option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments and not to portions of instructions.  SFAS 159 was effective for WSB on January 2, 2008, and did not have a material impact on WSB’s financial statements.

Pronouncements Issued But Not Yet Effective

In December 2007, the FASB issued Statement No.141, Revised 2007 (“SFAS 141R”), “Business Combination”.  SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008.  WSB does not expect the implementation of SFAS 141R to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement No.160, “Non-controlling Interests in Consolidated Financial Statement” (“SFAS 160”).  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  WSB does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Continued)

instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. WSB does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

In May 2008, FASB issued Statement No.163, “Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60 (SFAS 263”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also clarifies how FASB Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities,  and requires expanded disclosures about financial guarantee insurance contracts.   It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued Statement No.162, “The Hierarchy of Generally Accepted Accounting Principles”.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).

This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  SFAS 162 is not expected to have a material impact on the Company’s financial statements.

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses.  Information concerning this policy is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in the 2007 Form 10-K.  There were no significant changes in this accounting policy during the six months ending June 30, 2008.

Recent Regulatory and Related Developments

The cash dividend of four cents per share and an additional special cash dividend of two cents per share for the first quarter was declared on April 16, 2008 and paid on May 12, 2008, to stockholders of record as of May 1, 2008. The cash dividend of four cents per share for the second quarter was declared on July 16, 2008 to be paid on August 7, 2008, to stockholders of record as of July 28, 2008.  The Board will continue to review WSB’s dividend practice on a quarterly basis.  WSB’s subsidiary financial institution, The Washington Savings Bank (the “Bank”), continues to remain “Well Capitalized” by regulatory standards.

Upon completion of the Plan of Merger, all shares of the Bank were converted into an equal number of newly issued shares of WSB Holdings, as a result of which shareholders of the Bank became shareholders of WSB Holdings in the identical proportion as they were shareholders of the Bank immediately before the reorganization. The Bank continued to exist as a federally chartered savings bank and be managed by its then current board of directors and officers.

WSB Holdings reports on a calendar year basis.  The Bank has changed its fiscal year end from July 31 to December 31 to be consistent with the year-end of WSB Holdings.

In April 2008, the Board of Directors gave the authority to management to repurchase up to 1.0 million of the outstanding shares of the company’s stock.  There is no stated expiration date for the Plan.  See Part II. Item 2.

Consolidated Results of Operations

Net income for the three and six months ended June 30, 2008 was $514,000, or $0.07 per basic and $0.06 per diluted share, and $982,000 or $0.13 per basic and $0.12 per diluted share, respectively, compared to net earnings of $699,000 or $0.09 per basic and diluted share, and $1,410,000 or $0.19 per basic share and $0.17 per diluted share, respectively, for the corresponding 2007 periods.  Net earnings for the three and six month periods ended June 30, 2008, represent decreases of $185,000, or 26%, and $428,000, or 30% over the same periods last year.

The decrease in net income for the six month period reflects an interest rate compression mitigated in part by an overall shift from brokered deposit funding to Federal Home Loan Bank (“FHLB”) advances and reverse repurchase agreements.  As such, yields on deposits increased while the average outstanding balance decreased.   The decrease in net-interest income is primarily the result of a decrease in yield on earning assets and an increase in rates paid on interest-bearing liabilities.   Non-interest income increased primarily as the result of an increase in the gain on sale of investment securities which offset the decrease in gain on sale of loans in secondary market and loan related fees.

As previously discussed, management continues to seek more diversity in its loan portfolio and has established commercial business and commercial real estate lending departments staffed with experienced lenders in an effort to significantly expand its nonresidential loan portfolio. This has resulted in an increase to the portfolios of commercial business and commercial real estate to commercial borrowers of $32 million during the six month period ended June 30, 2008.   WSB expects to see the results of its investment in loans to commercial business and commercial real estate to commercial borrowers to continue in 2008.  To expand its commercial customer deposit base, the Bank implemented remote deposit capture services for commercial customers.  This service compliments the Bank’s PC Banking platform and provides us a commercially viable means to serve the depository needs of businesses beyond our branch network.  The expansion of our commercial base is significant to the profitability of the Bank in that commercial customers provide lower cost deposit funding, with commercial loan borrowings structures that reprice to interest rate changes under terms that are favorable to the Bank.  This change is particularly important given the current state of the residential housing markets and WSB’s prior reliance on residential construction and mortgage origination.

Net earnings for the three and six month periods ending June 30, 2008 included gains on the sale of investment securities of approximately $259,000 pretax, $171,000 net of tax and $450,000 pretax, and $297,000 net of tax, compared to a loss on sale of investment securities of $115,000 pretax, $76,000 net of tax and $135,000 pretax and $89,000 net of tax for the same periods last year.  The gain on the sale of investments was from restructuring short term investments within the Bank’s portfolio to highly-rated mortgage-backed securities in an effort to minimize reinvestment risk while improving portfolio yield. While there has been a decline in market value for the investment portfolio, the securities are either agency securities or highly rated.  As of June 30, 2008, all non-agency mortgage-backed securities, the sector of the portfolio which has experienced the predominate decline in market value, remain AAA rated.

Interest Income/Expense

Total interest income decreased $119,000, or 1.7%, for the three month period ending June 30, 2008, and increased $130,000, or 0.9% for the six month period ending June 30, 2008, compared to the corresponding periods last year.  The decrease and increase for the three and six month period is due to the reflective decrease and increase applicable in the average volume of interest-earning assets for the comparable periods.

The average six-month balance of interest-earning assets increased to $434.3 million for the six months ended June 30, 2008 from $404.2 million as of June 30, 2007, due primarily to an increase in the loans held-for-investment portfolio and mortgage-backed securities, offsetting the decrease in investment securities.  The average yield on interest-earning assets decreased to 6.42% from 6.82%.  Short-term investment securities that were called or matured were reinvested in mortgage-backed securities, consistent with a savings and loan association charter.  The investment in short- term securities was being used to maintain liquidity for future loan growth as we restructured the existing loan portfolio under the business plan with a transition into a more diversified loan portfolio with lower credit risk.

Total interest expense increased $265,000, or 7.2%, and $677,000, or 9.3%, respectively, for the three and six month periods ended June 30, 2008 compared to the same periods in the prior year.  The increase was attributable to an increase in the average volume and average interest rate on WSB’s interest-bearing liabilities.  For the six month period ended June 30, 2008, WSB’s average interest-bearing liabilities were $390.7 million with an average rate of 4.08%, compared to $359.7 million with an average rate of 4.06%, for the corresponding period last fiscal year.

Net interest income decreased $384,000, or 11.6%, and $548,000, or 8.4%, respectively, for the three and six month periods three month period ended June 30, 2008, compared to the same period in the prior fiscal year.  Due to a lower average return on WSB’s interest-earning assets, and a higher average cost of WSB’s interest-bearing liabilities, WSB’s net interest rate spread decreased to 2.76% for the six month period ended June 30, 2008 from 3.23% for the same period in the prior fiscal year.  The ratio of WSB’s interest-earning assets to interest-bearing liabilities as of June 30, 2008 decreased to 111.17% compared to 112.38% as of June 30, 2007.

During this period of economic slowdown management continues to stress credit quality within both its loan and investment portfolios. Management continues with its diversification of WSB’s loan portfolio from residential lending into commercial real estate and commercial and industrial (more commonly referred to as business lending). Management believes that this diversification will be both appropriate and beneficial in dealing with interest rate spread compression and portfolio risk management. However, these changes continue to be significantly hampered by the current economic slow down.

WSB has significantly expanded its commercial loans and commercial real estate loans.  Commercial loans and commercial real estate loans have increased to $100.6 million as of June 30, 2008, compared to $43.9 million as of June 30, 2007.

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

Management continues to see favorable developments in many of its previously internally criticized loans, as many such loans have been refinanced out of the Bank or have seen credit enhancements secured from borrowers to better position the Bank as to the collateral value securing outstanding loans.  WSB has experienced an increase in the commercial real estate and commercial lending portfolio, which management uses a higher reserve factor than traditional mortgages. The allowance for loans losses is very subjective in nature, relying significantly on historical loss experience, collateral valuations available to management on specific loans, and economic factors deemed to exist at quarter end affecting the inherent loss within the portfolio.  Management believes the current allowance is appropriate.  While significant progress has been made addressing management’s assessment as to the inherent risk within the portfolio, the slowing real estate market, especially as it pertains to custom high-end residential properties merits the existing allowance level, and therefore, no provision was made during the period ending June 30, 2008.

During the six months ended June 30, 2008, the allowance decreased in net by $552,000 or 13%, to $3.7 million from $4.2 million at December 31, 2007, as a result of net charge-offs of $552,000. At June 30, 2008, the allowance was 1.59% of total loans held-for-investment, compared to 1.85% of total loans held-for-investment, at December 31, 2007.

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

Management believes that the allowance reflects its best estimate of the losses existing in the $230.3 million loans-held for investment portfolio as of June 30, 2008.  The $6.1 million loan held-for-sale portfolio has been committed to be purchased by investors at June 30, 2008 and will be settled subsequent to that date.

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

Management has developed a comprehensive review process to monitor the adequacy of the allowance for loan losses.  The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies and relies on relevant observable data.  The observable data considered in the determination of the allowance is modified as more relevant data becomes available.  The results of this review process support management’s view that the allowance reflects probable losses within the loan portfolio as of June 30, 2008.

Changes in the estimation valuations may take place based on the status of the economy and the estimate of the value of the property securing loans, and as a result, the allowance may increase or decrease.  Future adjustments could substantially affect the amount of the allowance.

The following occurred during the six months ending June 30, 2008:

•                  WSB experienced defaults in 1-4 family residential loans of approximately $149,000.

•                  WSB experienced defaults in lot loans of approximately $310,000.

•                  WSB experienced defaults in consumer loans of approximately $7,000.

•                  Traditional reserve levels in commercial and commercial real estate lending have been established. While significant growth has occurred in commercial and commercial real estate portfolio, WSB has experienced only $86,000 in defaults as of June 30, 2008.  Such favorable trends reduce reserve experience factors as to the calculation of the allowance.

•                  As a result of an analysis of its current portfolio, WSB has recognized a decrease of the loss allocation percentages to internally classified loans.   This decrease is due to a significant runoff that has been experienced in internally classified loans.  A result of this runoff has been a corresponding reduction in the specific allocations for loss exposure.

Management believes its evaluation as to the adequacy of the allowance as of June 30, 2008 is appropriate, and cautions the reader that the provisioning for the six month period is not necessarily indicative of future provisioning. Subjective judgment is significant in the determination of the provision and allowance for loan losses, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans. The establishment of allowance factors is a continuing exercise, based on management’s assessment of the factors and their impact on the portfolio, and that allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and or charge-off is normal and to be expected.  See above for discussion of some of the factors that have had a significant impact in the evaluation of the adequacy of WSB’s allowance for loan losses.

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

	2008		2007
For the three months ending:	2nd Qtr	1st Qtr	2nd Qtr	1st Qtr

Provision for loan losses	$0	$0	$0	$0

Loan charge-offs	$39,447	$517,882	$34,000	$67,823
Loan recoveries	5,669	100	7,457	27,717
Net Charge-offs	$33,778	$517,782	$26,543	$40,106

Allowance for loan losses at period end	$3,665,143	$3,698,921	$4,437,211	$4,463,754
Total loans held for investment at at period end	230,251,591	228,164,709	208,764,146	211,255,631
Allowance to total loans held for investment at period end	1.59%	1.62%	2.13%	2.11%

At June 30, 2008, total non-performing loans were $12.6 million, or 5.58%, of which included non-accrual loans of $11.0 million and $1.6 million in accruing loans, which were contractually past due more than four months, but with current positions deemed to fully support recovery of principal and interest, or 5.58% of total loans held for investment, compared to $11.6 million, or 5.07%, of total loans held-for-investment, at December 31, 2007. The allowance is approximately 33.0% of non-accrual loans, versus 36.5% at December 31, 2007.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

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

While there has been a slight decrease in non-accruals since December 31, 2007, there is not a direct relationship between the discontinuation of interest accrual and the level of inherent risk of loss associated with those loans or the portfolio.  While there has been an increase in non-performing assets, and charge-offs, management believes this is a normal transition of loans previously identified as classified loans, which had appropriate reserves established.  This prior recognition and provision has resulted in no additional provisioning being necessary as these credits progressed in the collection process to their current positions; with management believing the current level of reserves are both adequate and appropriate.

Non-Interest Income

Total non-interest income increased $195,000, or 30.1%, and $103,000, or 6.8% for the three and six month periods ended June 30, 2008, compared to the same periods in the prior year.   The increase for the three and six month periods is attributable to a increase in the gain on sale of investments, which offset the decrease in gain on sale of loans and loan related fees.

Gain on the sale of loans decreased $106,000, or 42.3% and $287,000, or 58.1% for the three and six month periods ended June 30, 2008 as compared to the same periods last year due a reduction of loans and lower premiums associated with loans sold in the secondary market.  WSB’s ability to realize gains in future periods depends largely on interest rates and the demand for mortgage loans.

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

The decrease on the gain on sale of real estate acquired in settlement of loans is the result of the gain on sale of ten properties in which WSB recorded a net gain of $94,000 at June 30, 2008 compared to the net gain of $211,000 recorded on the sale of twelve properties at June 30, 2007.

Gain on sale of investment securities resulted in approximately $259,000 pretax, $171,000 net of tax for the three months ended June 30, 2008, and $450,000 pretax, $297,000 net of tax for the six months ended June 30, 2008, compared to a loss on sale of investment securities of $115,000 pretax, $76,000 net of tax and $135,000 pretax, and $89,000 net of tax for the same periods last year.  The gain on the sale of investments was taken in restructuring short term investments within the Bank’s portfolio to mortgage-backed securities in an effort to minimize reinvestment risk while improving portfolio yield.

Non-Interest Expenses

Non-interest expenses increased $82,000, or 2.8% and $273,000, or 4.6% for the three and six month periods ending June 30, 2008, as compared to the corresponding prior fiscal year period.

The increase in non-interest expenses for the three month period ended June 30, 2008 compared to the same period last year was primarily due to increases of $80,000 in professional fees and $76,000 in other expenses, offset by a decrease of $59,000 in salaries and benefits.  The increase in non-interest expenses for the six month period ending June 30, 2008 compared to the same period last year was primarily due to increases of $217,000 in professional fees, $214,000 in other expense and $35,000 in advertising offset by decrease of $163,000 in salaries and benefits.

Professional services increased for the six month period ended June 30, 2008 compared to the equivalent period during the prior fiscal year due to a first fiscal quarter 2007 litigation settlement that resulted in an expense accrual reversal and the current year’s quarter’s fees associated with pending litigation on tax issues (see Part II, Item 1). The increase in other expenses for the three and six month periods ending June 30, 2008 is primarily the result of costs associated with foreclosure of loans and expenses associated with WSB’s stock being listed on The NASDAQ Global Market and the holding company re-organization.  The increase in advertising for the three month period ending June 30, 2008 is the result of an advertising campaign to promote WSB products to increase customer base.

The decrease in salaries and benefits is the result of the reduced loan production on loans sold in the secondary market and the commissions associated with these loans.  With the slow down in the local and national economies the Bank has closed its wholesale mortgage lending operation, as well as all retail mortgage offices except for the Bowie office, and continues to reduce staffing wherever appropriate.  These expense reductions are expected to continue to benefit the company in the future quarters.

Income Taxes

The effective income tax rate for the six months ended June 30, 2008 was 28.5% compared to 32.6% for the same period last year.  The decrease compared to last year is the result of a higher percentage of income attributable to WSB’s investments portfolio of which a significant portion is not subject to Maryland state taxes and the exclusion of income for the bank owned life insurance.

Liquidity and Capital Resources

Total assets were $453.4 million and $453.4 million at June 30, 2008 and December 31, 2007, respectively. Although assets remained stable at June 30, 2008, compared to December 31, 2007, WSB had an increase in the available for sale MBS portfolio and federal funds sold, partially offset by a decrease in the available for sale investment securities portfolio.

Deposits were $262.4 million at June 30, 2008, compared to $274.6 million at December 31, 2007.  The decrease in deposits at June 30, 2008, compared to December 31, 2007, was primarily due to a decrease in our certificates of deposit, offset partially an by increase in money fund accounts.  During this period, WSB’s rates on money fund accounts were slightly higher than its competitors, but lower certificate of deposit rates negatively affected renewals for certificates of deposit.  Management anticipates continuing to utilize excess funding liquidity to offset a runoff of higher cost certificates of deposit which were previously originated to fund loan production.

Borrowings at June 30, 2008 and December 31, 2007 are as follows:

	Balance as of
	June 30,		December 31,
	2008	Rate	2007	Rate

FHLB-advances-fixed	$94,000,000	4.72%	$84,000,000	5.08%
FHLB-advances-daily rate credit	3,000,000	2.57%	8,800,000	4.44%
Reverse Repurchase Agreement	30,000,000	3.81%	20,000,000	3.90%
	$127,000,000		$112,800,000

At December 31, 2007, WSB had a total of $92.8 million in borrowed funds consisting of FHLB advances.  During the first quarter of fiscal 2008, WSB repaid the $8.8 million daily rate credit FHLB advance, a FHLB advance of $5.0 million with a fixed rate of 5.21% matured, and a FHLB advance of $5.0 million with a fixed rate of 3.81%.  WSB took an additional FHLB advance of $20.0 million with a fixed rate of 3.2025%.  WSB took an additional FHLB daily rate credit advance of $3.0 million during the three month period ending June 30, 2008, bringing the balance to $97.0 million.

At December 31, 2007, WSB had a total of $20.0 million at 3.90% in a structured repurchase agreement.  During the first quarter of fiscal year 2008, WSB purchased from a counter-party a $10.0 million structured repurchase agreement at 3.65%, bringing the balance of structured repurchase agreements to $30.0 million.

Total borrowings are $127.0 million as of June 30, 2008.  WSB maintains funding activities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion.  To the extent WSB does not or can not use FHLB borrowings, it would rely on alternative funding sources, including its depositor base and correspondent bank lines of credit.

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

As a member of the FHLB system, and in order to maintain insurance with the Federal Deposit Insurance Corporation (“FDIC”), the Bank must maintain average daily balances of long-term liquid assets of not less than 4% of the average daily balance of its liquidity base (net withdrawable savings accounts and borrowings during the preceding calendar month which are payable within one year).  Liquid assets are defined as cash, Federal Reserve deposits, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, highly rated corporate debt, mortgage loans and mortgage-backed securities (“MBS”), and accrued interest receivable and principal on certain qualified unpledged assets, payable within five years.  Internal sources of liquidity used by the Bank are various short-term investments, mortgage-backed securities, and short-term borrowings. During June 2008, the Bank’s long-term average daily balances of liquid assets were $129.5 million, which exceeded the $11.2 million required.

Current regulations require subsidiaries of an institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of an institution’s regulatory capital.  The Bank’s regulatory capital and regulatory assets below also reflect increases of $1.7 million and $2.6 million, respectively, which represents unrealized losses (after-tax for capital deductions and pre-tax for asset deductions, respectively) on MBS and investment securities classified as available for sale.  In addition, the Bank’s risk-based capital reflects an increase of $2.6 million in the general loan loss reserve. The loan loss reserve factor represents 1.25% of the Bank’s risk- weighted assets.  The following table shows regulatory thrift capital ratios required, the Bank’s actual ratios, and the amount by which the Bank’s ratios exceed required capital ratios, as of June 30, 2008.

Capital Category	Regulatory Ratios Required	Bank’s Amount and Ratio	Bank’s Excess of Requirements	Calculations	Based Upon

Leverage	$17,899,723	$53,310,327	$35,410,604	$53,310,327	Regulatory Capital
	4.00%	11.91%	7.91%	$447,493,081	Regulatory Assets

Tangible	$6,712,396	$53,310,327	$46,597,931	$53,310,327	Regulatory Capital
	1.50%	11.91%	10.41%	$447,493,081	Regulatory Assets

Risk-Based	$23,127,640	$54,944,610	$31,816,970	$54,944,610	Regulatory Capital
	8.00%	19.01%	11.01%	$289,095,502	Risk-Weighted Assets

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

Cash dividends are subject to determination and declaration by the Board of Directors, which takes into account WSB’s financial condition, results of operations, tax considerations, industry standards, economic conditions, and other factors, including regulatory restrictions. However, the ability of WSB to pay quarterly cash dividends will be dependent on earnings, financial condition and the results of operations of WSB, as well as other factors, such as regulatory requirements. Cash dividends that are declared are paid in a subsequent quarter.

For a discussion of the regulatory restrictions on the declaration and payment of dividends, see “Business—Supervision and Regulation—Restrictions on Capital Distributions” included in the Registration Statement on Form S-4, as amended filed with the SEC, in connection with the holding company reorganization.   The third fiscal quarter cash dividend of four cents per share was paid on August 7, 2008 to stockholders of record as of July 28, 2008.  The Board will continue to review WSB’s dividend practice on a quarterly basis.  WSB continues to remain “Well Capitalized” by regulatory standards.

The Qualified Thrift Lender (“QTL”) Test currently requires that “qualified thrift investments” be at least 65% of portfolio assets as defined by the OTS.  At June 30, 2008, the Bank’s ratio was approximately 95% of defined portfolio assets.

Off Balance Sheet Transactions

WSB is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated Statement of Financial Condition.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Commitments to originate new loans	$12,636,426
Unfunded commitments to extend credit under existing construction, equity line and commercial lines of credit	30,580,194
Standby letters of credit	1,099,134
Commitments to sell loans held-for-sale	6,061,291

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

Contractual Obligations

The following chart summarizes WSB’s contractual obligations as of June 30, 2008:

	Payments due by period
	(dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$127,000	$8,000	$63,000	$56,000	$—
Operating leases	942	169	649	124	—
Time Deposits	197,570	95,964	93,381	8,225	—

Total	$325,512	$104,133	$157,030	$64,349	$—

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

The OTS provides all institutions that file the Consolidated Maturity Rate Schedule (“CMR”) as part of their quarterly thrift financial report with an interest rate sensitivity report of NPV on a calendar quarter basis. The NPV is defined as the netting of the present value of expected cash flows related to existing assets and liabilities and off-balance sheet contracts.  In addition to the discounted cash flow analysis, the OTS simulator model also employs an option-based pricing approach to measuring the interest rate sensitivity of the NPV.  Per the OTS interest rate risk exposure report, the Bank’s sensitivity measure, or decline in the NPV ratio, at March 31, 2008 was a minimal 155 basis points, compared to 219 basis points at December 31, 2007.  The Bank relies on the OTS model and does not prepare its own model.

The following table compares the calculated estimates of change in NPV and net interest income as of December 31, 2007 (the most recent data available) to current limits established by management and approved by the Board of Directors.

	Percentage Change In
	Net Interest Income		Net Portfolio Value as a % of PV of Assets
Basis Point Change In Market Rates	Board Limits	Projected Change	Minimum Board Limits	OTS Projections
+200	-30%	+28%	6%	9%
- 100	-30%	-14%	10%	10%

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

PART II.

Item 1.  Legal Proceedings

On April 6, 2006, the Internal Revenue Service issued a notice attributable to the disallowance of a conservation easement charitable donation.  On May 8, 2006, the Bank filed a timely Protest appealing an Internal Revenue Service proposed adjustment on the valuation of the conservation easement donated to the Maryland Environmental Trust.  The Bank maintains that it complied with the statutory requirements of 26 U.S.C. §170(h). Based on relevant statutory provisions, regulations and case law, WSB believes the Bank will be successful in establishing that it complied with and satisfied the applicable rules and regulations and therefore, is entitled to a charitable conservation easement donation.  The courts have traditionally resolved valuation disputes by reaching a middle ground between the competing values as proposed by the Internal Revenue Service and the taxpayer.  Therefore, at this time, we are unable to determine whether or to what extent WSB’s valuation of the conservation easement will be sustained, however in accordance with FIN 48 described below, an accrual recognition was made during the period ending December 31, 2007.

The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  WSB adopted FIN 48 in the transition five month period ending December 31, 2007 and made a cumulative adjustment reducing retained earnings by approximately $470,000, which management does not believe is of a material impact on its financial statements. The full value of unrecognized tax benefits is $501,662 at June 30, 2008.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April 2008, the Board of Director gave the authority to management to repurchase up to $1.0 million of the outstanding shares of the company’s stock.  There is no stated expiration date for the Plan.  The following table sets forth information in connection with shares eligible and purchases of our common stock made by, on behalf of, us during the second quarter of 2008.

	For the Three Months ended June 30, 2008
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchaesd as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan(1)

April 1 - April 30	—	$—	—	—
May 1 - May 31	2,248	5.86	2,248	—
June 1 - June 30	—	—	—	—

Total	2,248	$5.86	2,248	—

(1)  Board approved stock buy back plan has a repurchase of $1.0 million of the outstanding shares of the company’s stock; however, no number of share limitation.

Item 6.  Exhibits

3.1

Amended and Restated Federal Stock Charter of WSB. (Incorporated by reference from WSB’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 26, 2007.)

3.2

Amended and Restated By-Laws of WSB. (Incorporated by reference from WSB’s Amendment No.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 26, 2007.)

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

Date: August 13, 2008