Form 10-Q
period 2008-09-30
WSB Holdings Inc
filed 2008-11-14
CIK 1415022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended: September 30, 2008

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

(301) 352-3120

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒                      NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐                      NO  ☒

There were 7,522,895 shares of Common Stock ($0.0001 Par Value) outstanding as of November 7, 2008.

WSB HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.  Financial Statments

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	September 30,	December 31,
	2008	2007

ASSETS
Cash	$7,351,479	$397,235
Federal funds sold and interest bearing deposits at FHLB - Atlanta	6,082,820	3,188,568
Total cash and cash equivalents	13,434,299	3,585,803

Loans Held for sale	2,455,074	7,648,834

Held for investment	236,760,847	227,578,698
Less: allowance for loan losses	(5,052,102)	(4,216,703)
Total loans receivable - net	231,708,745	231,010,829

Investment securities - available for sale at fair value	50,559,535	94,705,254
Mortgage-backed securities - available for sale at fair value	123,274,698	94,105,046
Investment in Federal Home Loan Bank stock, at cost	5,811,200	4,994,900
Accrued interest receivable on loans	1,494,750	1,505,764
Accrued interest receivable on investments	951,418	913,189
Real estate acquired in settlement of loans	5,009,888	1,033,125
Bank owned life insurance	10,819,684	10,473,144
Premises and equipment - net	5,760,258	5,936,809
Deferred income taxes	5,788,951	2,674,548
Income taxes receivable	272,528	480,375
Other assets	1,539,344	2,017,333

TOTAL ASSETS	$458,880,372	$453,436,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$6,102,267	$5,883,778
Interest bearing	253,009,184	268,689,633
Total deposits	259,111,451	274,573,411

Federal Home Loan Bank borrowings	109,000,000	92,800,000
Other borrowings	30,000,000	20,000,000
Advances from borrowers for taxes and insurance	329,984	417,932
Accounts payable, accrued expenses and other liabilities	2,322,007	1,734,217

TOTAL LIABILITIES	400,763,442	389,525,560

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value, 7,523,669 and 7,597,135 issued and outstanding	752	760
Additional paid-in capital	9,894,850	10,267,198
Retained earnings - substantially restricted	51,486,732	52,642,425
Accumulated other comprehensive (loss) income	(3,265,404)	1,000,176

TOTAL STOCKHOLDERS’ EQUITY	58,116,930	63,910,559

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$458,880,372	$453,436,119

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$4,017,402	$4,231,574	$12,432,610	$12,679,619
Interest on mortgage-backed securities	1,844,018	1,011,162	5,154,535	2,395,367
Interest and dividends on investments	829,750	1,825,138	3,046,224	5,805,540

Total interest income	6,691,170	7,067,874	20,633,369	20,880,526

INTEREST EXPENSE:
Interest on deposits	2,332,429	2,727,546	7,481,824	8,091,601
Interest on other borrowings	1,476,386	1,155,413	4,284,008	3,070,924

Total interest expense	3,808,815	3,882,959	11,765,832	11,162,525

NET INTEREST INCOME	2,882,355	3,184,915	8,867,537	9,718,001
Provision for loan losses	2,100,000	—	2,100,000	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	782,355	3,184,915	6,767,537	9,718,001

NON-INTEREST INCOME:
Loan related fees	87,302	154,158	341,794	471,265
Gain on sale of loans	222,687	158,475	430,124	653,367
Gain (loss) on sale of investment securities	10,276	—	460,480	(135,427)
Gain (loss) on sale of real estate acquired in settlement of loans	44,766	(35,500)	139,142	175,569
Sales on building lots and homes, net	43,052	5,905	43,052	23,482
Increase in cash surrender value of bank owned life insurance	117,214	111,330	346,540	330,059
Loss on disposal of fixed assets	—	(203)	(13,612)	(19,141)
Service charges on deposits	40,600	21,460	115,264	55,853
Rental Income	102,064	116,528	306,519	369,453
Other income	44,478	72,399	153,246	187,320

Total non-interest income	712,439	604,552	2,322,549	2,111,799

NON-INTEREST EXPENSE:
Salaries and benefits	1,543,078	1,703,568	4,666,668	4,990,530
Occupancy expense	229,514	225,319	643,083	656,744
Depreciation	187,602	190,982	550,393	567,265
Advertising	75,852	107,462	207,898	204,971
Service bureau charges	127,323	135,040	404,301	418,807
Service charges from banks	7,278	19,771	38,839	70,634
Stationary, printing and supplies	40,771	48,458	138,179	144,499
Professional services	221,697	162,496	530,072	254,031
SAIF/FDIC Insurance	43,079	34,863	118,408	106,534
Other taxes	56,188	40,475	137,887	114,128
Provision for losses on real estate acquired in settlement of loans	—	—	15,000	—
Other	656,336	584,070	1,959,561	1,672,863

Total non-interest expense	3,188,718	3,252,503	9,410,289	9,201,006

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(1,693,924)	536,964	(320,203)	2,628,794

INCOME TAX (BENEFIT) EXPENSE	(620,212)	150,599	(228,428)	832,699

NET (LOSS) INCOME	$(1,073,712)	$386,365	$(91,775)	$1,796,095

BASIC (LOSS) INCOME PER COMMON SHARE	$(0.14)	$0.05	$(0.01)	$0.24

DILUTED (LOSS) INCOME PER COMMON SHARE	$(0.14)	$0.05	$(0.01)	$0.22

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04	$0.12	$0.08

AVERAGE COMMON SHARES OUTSTANDING	7,580,215	7,588,135	7,592,366	7,565,063

AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,580,215	8,081,382	7,592,366	8,107,321

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(Loss)	Equity

BALANCE, JANUARY 1, 2007	$808	$9,657,971	$52,282,085	$(382,021)	$61,558,843

Exercise of Stock Options	12	71,829	—	—	71,841

Tax benefits from Stock Options Exercised	—	482,119	—	—	482,119

Stock-based compensation	—	3,516	—	—	3,516

Cumulative effect of applying provisions of FIN48	—	—	(474,253)	—	(474,253)

Comprehensive Income:

Net income	—	—	1,796,095	—	1,796,095

Other comprehensive income
Reclassification adjustment for losses, net of taxes of ($53,412)	—	—	—	(82,015)	(82,015)

Net changes in unrealized appreciation on available for sale securities (net of tax)	—	—	—	643,901	643,901

Total comprehensive income					2,357,981

Cash dividend declared (0.08 per common share)	—	—	(910,045)	—	(910,045)

BALANCE, SEPTEMBER 30, 2007	$820	$10,215,435	$52,693,882	$179,865	$63,090,002

BALANCE, JANUARY 1, 2008	$760	$10,267,198	$52,642,425	$1,000,176	$63,910,559

Exercise of Stock Options	—	19,833	—	—	19,833

Repurchase of stock	(8)	(400,380)			(400,388)

Tax benefits from Stock Options Exercised	—	2,924	—	—	2,924

Stock-based compensation	—	5,274	—	—	5,274

Comprehensive Income:

Net loss	—	—	(91,775)	—	(91,775)

Other comprehensive income $181,613
Reclassification adjustment for gains, net of taxes of	—	—	—	278,867	278,867

Net changes in unrealized loss on available for sale securities (net of tax)	—	—	—	(4,544,447)	(4,544,447)

Total comprehensive loss					(4,357,355)

Cash dividend declared (0.12 per common share)	—	—	(1,063,918)	—	(1,063,918)

BALANCE, SEPTEMBER 30, 2008	$752	$9,894,850	$51,486,732	$(3,265,404)	$58,116,930

See notes to consolidated financial statements

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2008	2007
OPERATING ACTIVITIES:

Net (loss) income	$(91,775)	$1,796,095
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	2,100,000	—
Stock-based compensation	5,274	3,516
Depreciation	550,394	567,266
Loss on disposal of assets	13,612	19,141
Accretion of discounts on investment securities	(408,661)	(62,239)
(Gain) loss on sale of investment securities	(460,480)	135,287
Gain on sale of building lots and homes	(43,052)	(23,482)
Gain on sale of real estate acquired in settlement of loans	(139,142)	(175,568)
Gain on sale of loans	(430,124)	(653,367)
Loans originated for sale	(74,351,358)	(67,140,178)
Proceeds from sale of loans originated for sale	79,975,242	75,087,369
Increase in cash surrender value of bank owned life insurance	(346,540)	(330,059)
Deferred income taxes	(356,382)	758,852
Decrease in accrued interest receivable	(27,215)	(155,337)
Decrease (increase) in other assets	477,986	(84,513)
Decrease (increase) in net deferred loan fees	42,775	(134,523)
Excess tax benefits from share-based payment	(2,924)	(482,119)
Change in income taxes payable/receivable	207,847	448,334
Increase in accrued interest payable	81,799	29,350
Increase in accounts payable, accrued expenses and other liabilities	587,789	34,557

Net cash provided by operating activities	7,385,065	9,638,382

INVESTING ACTIVITIES:

Net increase in loans	(17,026,502)	(5,784,708)
Purchase of mortgage-backed securities - available for sale	(55,240,828)	(24,244,000)
Repayment of mortgage-backed securities - available for sale	20,462,039	6,606,161
Purchase of Federal Home Loan Bank Stock	(816,300)	(75,900)
Purchase of investment securities - available for sale	(18,060,000)	—
Proceeds from repayment, sales, calls and maturities of investment securities-available for sale	61,663,322	28,834,935
Purchase of premises and equipment	(387,454)	(538,519)
Sale of land held for development	43,052	23,482
Development of real estate acquired in settlement of loans	(29,013)	(289,836)
Proceeds from sale of real estate acquired in settlement of loans	2,728,370	2,363,130

Net cash (used in) provided by investing activities	(6,663,314)	6,894,745

FINANCING ACTIVITIES:

Net increase (decrease) in demand deposits, NOW accounts and savings accounts	9,312,464	(1,961,191)
Proceeds from issuance of certificates of deposit	9,090,013	9,357,167
Payments for maturing certificates of deposit	(33,946,236)	(31,056,928)
Net increase in advance payments by borrowers for taxes and insurance	(87,948)	(17,356)
Cash dividend paid	(1,063,918)	(1,384,298)
Increase in advance from the Federal Home Loan Bank	16,200,000	6,000,000
Increase in other borrowings	10,000,000	—
Unregistered Sales of Equity Securities and Use of Proceeds	(400,387)	—
Proceeds from exercise of stock options	19,833	71,841
Excess tax benefits from stock-based compensation	2,924	482,119

Net cash provided by (used in) financing activities	9,126,745	(18,508,646)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,848,496	(1,975,519)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,585,803	9,602,288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,434,299	$7,626,769

CASH PAID DURING THE PERIOD FOR:

Income taxes	$316,000	$678,970

Interest	$11,688,027	$11,171,899

Non-cash transactions:
Transfer from loans to foreclosed real estate	$6,536,976	$1,045,936

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(unaudited)

1.                   Financial Statements

The consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 have been prepared by WSB Holdings, Inc. (“WSB” or the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented, have been made.  All significant intercompany transactions have been eliminated.

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

The Bank continues to exist as a federally chartered savings bank and managed by its same board of directors and officers.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.   Management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Bank’s Annual Report on Form 10-K for the year ended July 31, 2007 (the “2007 Annual Report”), a copy of which was attached as an appendix to our Registration Statement on Form S-4, as amended, in connection with the holding company reorganization as well as the Bank’s reporting of the unaudited results and financial position for the five month transition period ending December 31, 2007 as filed on form 10-Q.   The results of operations for the period ended September 30, 2008, are not necessarily indicative of the operating results for the full year, or any other period.

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Continued)

	Three Months Ended September 30,
	2008			2007
	Net (Loss)
	Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net (loss) income available to Common Stockholders	$(1,073,712)	7,580,215	$(0.14)	$386,364	7,588,135	$0.05

Effect of Dilutive Options Incremental Shares		—			493,247

Diluted EPS
Net income available to Common Stockholders	$(1,073,712)	7,580,215	$(0.14)	$386,364	8,081,382	$0.05

	Nine Months Ended September 30,
	2008			2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net (loss) income available to Common Stockholders	$(91,775)	7,592,366	$(0.01)	$1,796,095	7,565,063	$0.24

Effect of Dilutive Options Incremental Shares		—			542,258

Diluted EPS
Net income available to Common Stockholders	$(91,775)	7,592,366	$(0.01)	$1,796,095	8,107,321	$0.22

For the three and nine month periods, there was no dilutive effect on EPS as WSB experienced a loss for the quarter as well as year to date.  Options to purchase 827,575 shares of common stock were excluded in the computation of diluted EPS for the three and nine months ended September 30, 2008 because their effect would have been antidilutive.

Options to purchase 10,000 shares of common stock were not included in the computation of diluted EPS for the three and nine months ended September 30, 2007 because their effect would have been antidilutive.

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Continued)

In April 2007, the Bank awarded 5,000 shares under the 1997 Omnibus Stock Plan to its Chief Executive Officer, which have a ten-year contractual term and vest over a two year period.  Total pre-tax stock-based compensation of $5,274 was recognized in the Statement of Operations for the nine months ending September 30, 2008.  There were no awards granted during the nine months ending September 30, 2008.  Approximately $3,516 of stock-based compensation expense remains for future periods until completion in April 2009.  The fair value of the options awarded is estimated on the date of grant using the Black-Scholes option pricing model with volatility calculated based on historical close prices and a risk free rate is based on the respective treasury security as of the grant date closing price.

Stock Option Plans - WSB has five stock option plans, which reserve shares of common stock for issuance to certain key employees and non-employee directors. Collectively, these plans reserve 2,310,000 shares for issuance pursuant to options as of September 30, 2008, 1,884,125 options have been granted and 425,875 options remain available for grant. Options granted generally expire ten years after grant date and are exercisable at 50% one year after the date of grant and the remaining 50% two years after the date of grant, with the exceptions of (1) options granted under the Non-Employee Directors’ Plan, which options are exercisable at 25% on the first and second anniversary dates and the remaining 50% three years after the date of grant and (2) the 5,000 option grant to Phillip C. Bowman in September 2005, which were fully vested at time of grant and expire 5 years after the date of grant. The exercise price of the options granted pursuant to these plans is in each case the fair market value of the shares on the date of grant.

   The following table summarizes stock option activity for the nine month period ended September 30, 2008:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2007	818,575	$2.93
Exercised	(5,000)	3.96		$4,217
Granted	—	—
Forfeited	(3,200)	5.29

Outstanding at September 30, 2008	810,375	$2.91	2.06	$1,536,754
Exercisable at September 30, 2008	807,875	$2.89	2.06	$1,546,354

4.                   Uncertain Income Tax Positions

Effective August 2007, the Bank adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109”.  As required by FIN 48, the cumulative effect has resulted in an increase to our liability for uncertain tax positions of a $474,253 charge to the retained earnings balance as of August 1, 2007.  The full value of unrecognized tax benefits is $507,150 at September 30, 2008. If this liability were de-recognized, it would favorably impact the effective tax rate for the period of de-recognition. These non-current income tax liabilities are recorded in other liabilities in our consolidated balance sheet at September 30, 2008.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Continued)

Interest and penalties related to income tax liabilities are included in income tax expense.  The balance of accrued interest and penalties included in the total $507,150 liability recorded in the consolidated balance sheet at September 30, 2008 was $32,897.

5.                   Change in Reporting Period

As a result of the formation of WSB, of which the Bank is now a subsidiary, a change from a fiscal year end of July 31 to a calendar year reporting basis has been made.

As part of the formation of the holding company, the par value of common stock was decreased from $1.00 to $0.0001 per share, resulting in a decrease in the common stock equity, offset by an increase in additional paid in capital, and shares of treasury stock held by the Bank were retired.

Prior periods have been restated to reflect the change in par value and the retirement of treasury stock.

WSB reports on a calendar year basis.  The Bank has changed its fiscal year end from July 31 to December 31.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2008, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted for fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value and fair value. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset at nonrecurring Level 3.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	At September 30, 2008 (In thousands)
		Quoted Prices in	Other	Significant		Total Changes
		Active Markets for	Observable	Unobservable	Trading	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Gains and	Included in
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)	(Losses)	Period Earnings
Available-for-Sale Securities	$50,560	$—	$50,560	$—	$—	$—
Available-for-Sale Mortgage-Backed Securities	123,275		123,275
	$173,835	$—	$173,835	$—	$—	$—

Assets and Liabilities measured at Fair Value on a Nonrecurring Basis

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

	At September 30, 2008 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Loans	$9,449	$—	$9,449	$—
Real estate acquired in settlement of loans	5,010	—	5,010	—

	$14,459	$—	$14,459	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,449,000, which includes a valuation allowance of $2,260,000.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments.  SFAS 159 was effective for WSB on January 2, 2008, and did not have a material impact on WSB’s financial statements.

Pronouncements Issued But Not Yet Effective

In December 2007, the FASB issued Statement No.141, Revised 2007 (“SFAS 141R”), “Business Combination”.  SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008.  WSB does not expect the implementation of SFAS 141R to have a material impact on its consolidated financial statements.

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

In March 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the matters discussed below include forward-looking statements within the meaning of the federal securities laws. Forward-looking statements often use words such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate”, “continue” or other words of similar meaning.  You can also identify them by the fact that they do not relate strictly to historical or current facts. Our actual results and the actual outcome of our expectations and strategies could be materially different from those anticipated or estimated for the reasons discussed below and the reasons under the heading “Information Regarding Forward Looking Statements.”

Overview

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

Upon completion of the holding company reorganization, all shares of the Bank were converted into an equal number of newly issued shares of WSB Holdings, as a result of which shareholders of the Bank became shareholders of WSB Holdings in the identical proportion as they were shareholders of the Bank immediately before the reorganization. The Bank continued to exist as a federally chartered savings bank and be managed by its then current board of directors and officers.

We operate a general commercial banking business, attracting deposit customers from the general public and using such funds, together with other borrowed funds, to make loans, with an emphasis on residential mortgage, commercial and construction lending.  Our results of operations are primarily determined by the difference between the interest income and fees earned on loans, investments and other interest-earning assets and the interest expense paid on deposits and other interest-bearing liabilities. The difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities is known as net interest-rate spread.  The principal expense to WSB is the interest it pays on deposits and other borrowings.  The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is referred to as net interest income.  Net interest income is significantly affected by general economic conditions and by policies of state and federal regulatory authorities and the monetary policies of the Federal Reserve Board. WSB’s net income is also affected by the level of its non-interest income, including loan-related fees, deposit-based fees, rental income, operations of its service corporation subsidiary, gain on sale of real estate acquired in settlement of loans, and gain on sale of loans, as well as its non-interest and tax expenses.

During this period of economic slowdown, the effects of which, including declining real estate values resulting in asset impairment and tightening liquidity, has particularly impacted the banking industry in general, management continues to stress credit quality within both its loan and investment portfolios. Management continues with its diversification of WSB’s loan portfolio from residential lending into commercial real estate and commercial and industrial (more commonly referred to as business lending). Management continues to seek more diversity in its loan portfolio and has established commercial business and commercial real estate lending departments staffed with experienced lenders in an effort to significantly expand its nonresidential loan portfolio. This change is particularly important given the current state of the residential housing markets and WSB’s prior reliance on residential construction and mortgage origination. To expand its commercial customer deposit base, the Bank has implemented remote deposit capture services for commercial customers.  This service compliments the Bank’s PC Banking platform and provides us a commercially viable means to serve the depository needs of businesses beyond our branch network.  We believe that the expansion of our commercial base is significant to the profitability of the Bank in that commercial customers provide lower cost deposit funding, with commercial loan borrowings structures that reprice to interest rate changes under terms that are favorable to the Bank.

Both basic and diluted EPS amounts are shown on the Consolidated Statements of Operations.  However, “basic” earnings per share is utilized in this report’s narrative when per share amounts are listed, unless otherwise stated

Critical Accounting Policies

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses.  Information concerning this policy is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in the 2007 Form 10-K.  There were no significant changes in this accounting policy during the nine months ending September 30, 2008.

Consolidated Results of Operations

Net loss for the three and nine months ended September 30, 2008 was ($1.1) million, or ($0.14) per basic and diluted share, and ($92,000) or ($0.01) per basic and diluted share, respectively, compared to net earnings of $386,000 or $0.05 per basic and diluted share, and $1,796,000 or $0.24 per basic share and $0.22 per diluted share, respectively, for the corresponding 2007 periods.  Net earnings for the three and nine month periods ended September 30, 2008, represent decreases of $1.5 million, or 378%, and $1.9 million, or 105% over the same periods last year.

The decrease in net income for the three and nine month period is primarily the result of the Bank allocating an additional $2.1 million to its Allowance for Loan Losses during the third quarter.  The decrease for the nine month period also reflects an interest rate compression as the interest rate on our interest-earning assets decreased while the interest rate on our interest-bearing liabilities increased during the period.  This interest rate compression was mitigated in part by an overall shift from brokered deposit funding to Federal Home Loan Bank (“FHLB”) advances and reverse repurchase agreements (see page 16 – Interest Income/Expense for more detail).  In general, the decrease in net-interest income is primarily the result of a decrease in yield on earning assets and an increase in the volume on interest-bearing liabilities.   Non-interest income increased primarily as the result of an increase in the gain on sale of investment securities which offset the decrease in gain on sale of loans in secondary market and loan related fees.

WSB continually seeks to increase its core deposits and advertises it’s lower-cost NOW accounts, no fee checking incentives, an overdraft protection program, variable money fund savings account priced to current interest rates, and the advantages of customer access to ATM networks.

Due to the increase to our loan portfolios of commercial business and commercial real estate to commercial borrowers, the total commercial loan portfolio increased approximately $27 million during the nine month period ended September 30, 2008 bringing the total to approximately $111.0 million, or 47.9% of total loans held for investment from $83.5 million, or 36.2% of loans held for investment at December 31, 2007.  We believe that the expansion of our commercial customer base is significant to the profitability of the Bank in that commercial customers provide lower cost deposit funding, with commercial loan borrowings structures that reprice to interest rate changes under terms that are favorable to the Bank

Net earnings for the three and nine month periods ending September 30, 2008 included gains on the sale of investment securities of approximately $10,000 pretax, $6,000 net of tax and $460,000 pretax, and $279,000 net of tax, respectively, compared to a loss on sale of investment securities of $0 and $135,000 pretax and $82,000 net of tax for the same periods last year.  The gain on the sale of investments was from restructuring short term investments within the Bank’s portfolio to highly-rated mortgage-backed securities in an effort to minimize reinvestment risk while improving portfolio yield. While there has been a decline in fair value for the investment portfolio, the securities are either agency securities or highly rated.  As of September 30, 2008, all non-agency mortgage-backed securities, the sector of the portfolio which has experienced the predominate decline in market value, remain AAA rated.

Interest Income/Expense

Total interest income decreased $377,000, or 5.3%, and $247,000, or 1.2% for the three and nine month periods ending September 30, 2008, respectively, compared to the corresponding periods last year.  The decrease is due to the decreases in the rates paid on our interest-earning assets as compared to the comparable 2007 periods, which decreased the total interest earned during the 2008 periods despite increases in the amount of our interest-earning assets during the periods.

The average nine-month balance of interest-earning assets increased to $427.2 million for the nine months ended September 30, 2008 from $406.6 million as of September 30, 2007, due primarily to an increase in the loans held-for-investment portfolio and mortgage-backed securities, offsetting the decrease in investment securities.  The average yield on interest-earning assets as of September 30, 2008 decreased to 6.38% from 6.85% at September 30, 2007.  Short-term investment securities that were called or matured were reinvested in mortgage-backed securities resulting in an increase in interest income on mortgage-backed securities that offset most of the decrease in interest income on investment securities, for a slight aggregate decrease of 1.20%.   The investment in short- term securities is being used to maintain liquidity for future loan growth as we restructured the existing loan portfolio under the business plan with a transition into a more diversified loan portfolio with lower credit risk.

Total interest expense decreased $74,000, or 1.9%, but increased $603,000, or 5.4%, respectively, for the three and nine month periods ended September 30, 2008 compared to the same periods in the prior year.  The increase in the nine month period was attributable to an increase in the average volume on WSB’s interest-bearing liabilities, slightly offset by a slight decrease in the rate paid on those liabilities.  For the nine month period ended September 30, 2008, WSB’s average interest-bearing liabilities were $388.4 million with an average interest rate of 4.05%, compared to $364.8 million with an average interest rate of 4.08%, for the corresponding period last fiscal year.  Total interest expenses decreased in the three-month period, however, due to the reduction of interest-bearing deposits partially offset by a slight decrease in the average rate paid on such deposits.

Net interest income decreased $303,000, or 9.5%, and $850,000, or 8.8%, respectively, for the three and nine month periods ended September 30, 2008, compared to the same period in the prior fiscal year.  Due to a lower average return on WSB’s interest-earning assets, and a higher volume of WSB’s interest-bearing liabilities, WSB’s net interest rate spread decreased to 2.33% for the nine month period ended September 30, 2008 from 2.77% for the same period in the prior fiscal year.  The ratio of WSB’s interest-earning assets to interest-bearing liabilities as of September 30, 2008 decreased to 110.00% compared to 111.44% as of September 30, 2007.

Management continues with its diversification of WSB’s loan portfolio from residential lending into commercial real estate and business lending. However, these changes continue to be significantly hampered by the current economic slowdown.

With the current state of the residential housing markets, including reduced property values, reduced sales and increased foreclosures, as well as WSB’s prior reliance on residential construction and mortgage origination, WSB has significantly expanded its commercial loans and commercial real estate loans based on both management’s determination that it is prudent to reduce our reliance on a sector that is currently unstable and also on decreased opportunities to originate construction and mortgage loans.  Commercial loans and commercial real estate loans have increased to $111.0 million as of September 30, 2008, compared to $60.4 million as of September 30, 2007.  We believe that the expansion of our commercial base is significant to the profitability of the Bank in that commercial customers provide lower cost deposit funding, with commercial loan borrowings structures that reprice to interest rate changes under terms that are favorable to the Bank.

WSB is currently experiencing a compression of its interest rate margins due to a slowing demand for loans and lower yields on loan originations and investment security offerings. This lower interest rate environment for loans and investment securities compresses the interest rate spread which decreased interest income.  We believe that WSB will be able to take advantage of the continued decline of prevailing rates on fixed rate deposits and Federal Home Loan Bank advance funding structures which will be favorable to WSB thereby reducing our interest expense.

Interest rate margins should improve when economic conditions begin to become more favorable to lending and funds currently held in investment securities can be redirected back into the loan portfolio, as loans generally pay a higher rate of interest than investments securities.   We cannot, however, estimate when economic conditions may begin to improve.  In the meantime, our ability to enhance our interest income will be limited by the decreased opportunities to make loans and thus redirect funds from investment securities to loans, which pay higher interest rates than investment securities.

Allowance for Loan Losses

WSB’s loan portfolio is subject to varying degrees of credit risk.  Credit risk is mitigated through portfolio diversification and limiting exposure to any single customer or industry.  WSB maintains an allowance for loan losses (the “allowance”) to absorb losses inherent in the loan portfolio.  The allowance is based on careful, continuous review and evaluation of the loan portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio.  The methodology for assessing the appropriateness of the allowance includes: (1) a formula allowance reflecting historical losses by credit category; (2) the specific allowance for risk rated credits on an individual or portfolio basis; and (3) a nonspecific allowance which accounts for risks not reflected  by the other two components of the methodology.  The amount of the allowance is reviewed monthly by WSB’s Loan Committee, and reviewed and approved monthly by the Board of Directors.

The allowance is increased by provisions for loan losses.  Charge-offs of loan amounts determined by management to be uncollectible or impaired decrease the allowance, while recoveries of loans previously charged-off are added back to the allowance.  WSB makes provisions for loan losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology.

Under the methodology, WSB considers trends in credit risk against broad categories of homogenous loans, as well as a loan by loan review of loans criticized or classified by management. Classified loans exceeding $300,000 are individually evaluated quarterly as part of the calculation of the adequacy of the allowance.

While management has seen favorable developments in many of its previously internally criticized loans, the current economic environment has led to an increased volume in loan delinquencies, an increase of internally criticized loans, and the devaluation of real estate collateral used to secure some of these loans.  Additionally, WSB continues to experience an increase in its commercial real estate and commercial lending portfolio, for which management uses a higher reserve factor than traditional mortgages, due to a historical loss history from both the Bank and industry. The allowance for loans losses is very subjective in nature, relying significantly on historical loss experience, collateral valuations available to management on specific loans, and economic factors deemed to exist at quarter end affecting the inherent loss within the portfolio.  Management believes that given the continued problems within the economy and the inherent risk within the portfolio that a $2.1 million provision was appropriate to increase the existing allowance level, during the period ending September 30, 2008.

During the nine months ended September 30, 2008, the allowance increased in net by $835,000 or 20%, to $5.1 million from $4.2 million at December 31, 2007.  This increase is the result of a $2.1 million provision and net charge-offs of $1.3 million. At September 30, 2008, the allowance was 2.13% of total loans held-for-investment, compared to 1.85% of total loans held-for-investment, at December 31, 2007.

During the nine months ended September 30, 2008, WSB has experienced a noticeable increase in the charge-offs experienced in its loan portfolio, which impacted,management’s analysis of the adequacy of the allowance for loan loss during the period, and at period end.  WSB has experienced significant deterioration in several loans in the loan portfolio which has resulted in an increased level of inherent loss.

Assets subject to WSB’s Loan Committee criticism include loans which meet the sub-standard criteria due to collateral deficiencies that may reflect inherent losses.  Based on the review of the individual loans involved, management estimates inherent losses. Management continues to assess the allowance for loan losses as new and relevant data is obtained.

Management believes that the allowance reflects its best estimate of the losses existing in the $236.8 million loans-held for investment portfolio as of September 30, 2008.  The $2.5 million loan held-for-sale portfolio has been committed to be purchased by investors at September 30, 2008 and will be settled subsequent to that date.

WSB’s determination of the adequacy of the allowance requires significant judgment, and estimates of probable losses inherent in the loans held-for-investment portfolio can vary significantly from the amounts actually observed. See Critical Accounting Policies in the 2007 Form 10-K. While management uses available information to recognize probable inherent losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolios, changes in the financial condition of borrowers, such as may result from changes in economic conditions, or other considerations determined by management to be appropriate.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio and the allowance.  Such review may result in additional provisions based upon their judgments of information available at the time of each examination.

Management has developed a comprehensive review process to monitor the adequacy of the allowance for loan losses.  The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies and relies on relevant observable data.  The observable data considered in the determination of the allowance is modified as more relevant data becomes available.  The results of this review process support management’s view that the allowance reflects probable losses within the loan portfolio as of September 30, 2008.

Changes in the estimation valuations may take place based on the status of the economy and the estimate of the value of the property securing loans, and as a result, the allowance may increase or decrease.  Future adjustments could substantially affect the amount of the allowance.

In WSB’s determination of the adequacy of the allowance, the following defaults and reserve levels impacted  the allowance for loan losses during the nine months ending September 30, 2008:

•                  WSB experienced defaults in 1-4 family residential loans of approximately $662,000.

•                  WSB experienced defaults in lot loans of approximately $475,000.

•                  WSB experienced defaults in consumer loans of approximately $8,000.

•                  Traditional reserve levels in commercial and commercial real estate lending have been established. While significant growth has occurred in the commercial and commercial real estate portfolio, WSB has experienced only $120,000 in defaults as of September 30, 2008.

•                  As a result of an analysis of its current portfolio, WSB has recognized an increase of the loss allocation percentages to internally classified loans.   This increase is due to an increase that has been experienced in internally classified loans.

Management believes its evaluation as to the adequacy of the allowance as of September 30, 2008 is appropriate, and cautions the reader that the provisioning for the nine month period is not necessarily indicative of future provisioning. Subjective judgment is significant in the determination of the provision and allowance for loan losses, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans. The establishment of allowance factors is a continuing exercise, based on management’s assessment of the factors and their impact on the portfolio, and that allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and or charge-off is normal and to be expected.  See above for discussion of some of the factors that have had a significant impact in the evaluation of the adequacy of WSB’s allowance for loan losses.

Management reviews the adequacy of the allowance for loan losses monthly, and provisions accordingly to meet the deemed losses within the portfolio.  For a better understanding and a more complete description of the allowance and the evaluation process, refer to the 2007 Form 10-K.

WSB, as shown below in tabular format, has seen an increase of charge-offs compared to the comparable period last year.  While there has been a increase in loan charge-offs, we believe there are additional, unidentified, probable  losses within the portfolio, which  may be reflected as charge-offs against the allowance in future quarters, as these losses manifest themselves and loan collection efforts continue.

	2008			2007
	3rd Qtr	2nd Qtr	1st Qtr	3rd Qtr	2nd Qtr	1st Qtr

Provision for loan losses	$2,100,000	$0	$0	$0	$0	$0

Loan charge-offs	$744,060	$39,447	$517,882	$554,531	$34,000	$67,823
Loan recoveries	31,019	5,669	100	5,779	7,457	27,717
Net Charge-offs	$713,041	$33,778	$517,782	$548,752	$26,543	$40,106

Allowance for loan losses at period end	$5,052,102	$3,665,143	$3,698,921	$3,888,459	$4,437,211	$4,463,754
Total loans held for investment at at period end	236,760,847	230,251,591	228,164,709	210,479,020	208,764,146	211,255,631
Allowance to total loans held for investment at period end	2.13%	1.59%	1.62%	1.85%	2.13%	2.11%

At September 30, 2008, total non-performing loans were $11.8 million, or 5.05%,of total loans held-for-investment compared to $11.6 million, or 5.07% of total loans held-for-investment, at December 31, 2007.  Included in non-performing loans are non-accrual loans of $11.7 million and $77,000 in accruing loans, which were contractually past due more than four months, but with current positions deemed to fully support recovery of principal and interest.  The allowance is approximately 42.9% of non-accrual loans, versus 36.5% at December 31, 2007.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

Increased court caseloads have already resulted in delays in ratification of foreclosure sale actions by the courts affecting mortgage lenders, including WSB.  This has resulted in both a lengthening of the curing time for delinquent loans and an increase in non-performing asset levels.  Recent Maryland legislation intended to provide extended notice periods and other protections to defaulting mortgagors will further delay the resolution of defaulting loans secured by residential properties, both owner and non-owner occupied.  Management continues its previous practice of working with borrowers to resolve delinquencies, with foreclosure action being the remedy of last resort when reasonable means to cure deficiencies in the best interest of both the Bank and borrower, consistent with sound banking considerations, are exhausted.

While there has been a slight increase in non-accruals since December 31, 2007, there is not a direct relationship between the discontinuation of interest accrual and the level of inherent risk of loss associated with those loans or the portfolio.  This is primarily due to the identification of the inherent risk of loss of some loans being recognized before the loan is placed on non-accrual and because some loans being placed on non-accrual are  believed to be collectable through collateral or other sources.  While there has been an increase in non-performing assets, and charge-offs, management believes this is a normal transition of loans previously identified as classified loans, for which appropriate reserves had been established.  There is continued deterioration in the overall economy, particularly in residential real estate, and additionally some borrowers are showing signs of deteriorating or slowing cash flow.  The effect of this deterioration has increased the number of the Bank’s delinquent loans, as well as the number of loans the Bank expects will become delinquent and nonperforming going forward, necessitating an increase in the allowance, with management believing the current level of reserves are both adequate and appropriate.

Non-Interest Income

Total non-interest income increased $108,000, or 17.8%, and $211,000, or 10.0% for the three and nine month periods ended September 30, 2008, compared to the same periods in the prior year.   The increase for the three month period is attributable primarily to increases in gain on sale of loans and gain on sale of real estate acquired in settlement of loans, partially offset by a decrease in loan-related fees.  The increase for the nine month period is attributable to an increase in the gain on sale of investments, partially offset by decreases in gain on sale of loans and loan related fees.

Gain on the sale of loans increased $64,000, or 40.5% due to higher premiums associated with loans sold in the secondary market for the three month period ended September 30, 2008 as compared to the same period last year  However, gain on the sale of loans decreased $223,000, or 34.2% for the nine month period ended September 30, 2008 as compared to the same period last year due to an overall reduction of loans sold in the secondary market, partially offset by higher premiums and increased collection of up-front fees  associated with those loans as well as lower costs associated with the origination of these loans. The costs associated with these loans were decreased, primarily as the result of the reduced volume and elimination of expenses associated with our wholesale mortgage lending business.   WSB’s ability to realize gains in future periods will depend largely on interest rates and the demand for mortgage loans. We therefore expect gain on the sale of loans to decrease during the remainder of 2008 and into 2009 and until the economy begins to recover.

While the origination of loans held-for-sale has been negatively impacted by the current market constriction as to non-conforming and non-traditional mortgage offerings, and overall credit tightening, the Bank continues to offer traditional mortgage financing through its mortgage banking operations.  The Bank continues to monitor the anticipated negative impact and/or exposure of many of the larger secondary market investors. Loans sold are subject to repurchase in circumstances where documentation is not accurate or the underlying loan becomes delinquent within a specified period following sale and loan funding. The Bank considers these potential recourse provisions to be minimal.

The increase on the gain on sale of real estate acquired in settlement of loans is the result of the gain on sale of fourteen properties in which WSB recorded a net gain of $139,000 at September 30, 2008 compared to the net gain of $176,000 recorded on the sale of fifteen properties at September 30, 2007.

Gain on sale of investment securities resulted in approximately $10,000 pretax, $6,000 net of tax for the three months ended September 30, 2008, and $460,000 pretax, $279,000 net of tax for the nine months ended September 30, 2008, compared to a loss on sale of investment securities of $0 pretax, $0 net of tax and $135,000 pretax, and $82,000 net of tax for the same periods last year.  The gain on the sale of investments was due to selling short term investments within the Bank’s portfolio and investing the proceeds into mortgage-backed securities which paid a higher interest rate and therefore improved the portfolio’s overall yield.

Loan related fees decreased $67,000, or 43.4% and $129,000, or 47.7% for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in the prior year.  The decrease is primarily due the reduced volume of loan originations for the period ending September 30, 2008.

Gain on the sale of real estate acquired in the settlement of loans increased $80,000 for the three month period and decreased $37,000 for the nine month period ending September 30, 2008.  The increase for the three month period is the result of the sale of four properties resulting in a positive impact on non-interest income compared to five properties of which four had a negative impact on non-interest income in the 2007 period.  The decrease for the nine month period ending September 30, 2008 is the result of the sale of fourteen properties compared to seventeen sold properties for the period ending September 30, 2007.

Non-Interest Expenses

Non-interest expenses decreased $64,000, or 2.0% for the three month period but increased $209,000, or 2.3% for nine month period ending September 30, 2008, as compared to the corresponding prior fiscal year periods.  The decrease in non-interest expenses for the three month period ended September 30, 2008 compared to the same period last year was primarily due to decreases of $160,000 in salaries and benefits and $32,000 in advertising expense, partially offset by an increase of $72,000 in other expenses and $59,000 in professional services.  The increase in non-interest expenses for the nine month period ending September 30, 2008 compared to the same period last year was primarily due to increases of $276,000 in professional fees and $287,000 in other expense, partially offset by a decrease of $324,000 in salaries and benefits.

Professional services increased for the three and nine month periods ended September 30, 2008 compared to the equivalent periods during the prior fiscal year.  The increase for the three month period is primarily due to consultant costs associated with documenting our internal control over financial reporting relating to compliance with certain provisions of the Sarbanes Oxley Act of 2002.  The increase for the nine month period is primarily due to a first fiscal quarter 2007 litigation settlement that was accounted for as an offset against litigation expenses in 2007, as well as  fees associated with pending litigation on tax issues in the 2008 period (see Part II, Item 1). The increase in other expenses for the three and nine month periods ending September 30, 2008 is primarily the result of costs associated with foreclosure of loans, expenses associated with WSB’s stock being listed on The NASDAQ Global Market and the holding company re-organization.

The decrease in salaries and benefits is the result of the reduced loan production on loans sold in the secondary market and the commissions associated with these loans.  The Bank has closed its wholesale mortgage lending operation as well as all retail mortgage offices except for the Bowie office in response to the current economic slowdown in both its local markets and nationwide.  The Bank has also reduced staff throughout various areas, primarily back-office functions, but these decreases have been partially offset by increased staff  associated with the growth of business lending activities due to the continuing growth in our commercial loans.  These expense reductions are expected to continue to benefit the Company in the foreseeable future.

Income Taxes

A tax benefit of $228,428 occurred for the nine months ended September 30, 2008 compared to a tax expense of $832,699 for the same period last year.  The tax benefit was the result of a pre-tax loss of $320,000, the exclusion of income for the bank owned life insurance, and a tax benefit attributable to WSB’s investments portfolio of which a significant portion is not subject to Maryland state taxes.  The effective tax rates were (71.3%) and 31.7 for the respective periods ended September 30, 2008 and 2007.

Liquidity and Capital Resources

Total assets were $458.9 million and $453.4 million at September 30, 2008 and December 31, 2007, respectively. The increase in assets at September 30, 2008, compared to December 31, 2007, was primarily attributable to an increase in the available for sale mortgage backed security portfolio and cash and cash equivalents partially offset by a decrease in available for sale investment securities.  WSB restructured its short term investments within the Bank’s portfolio to highly-rated mortgage-backed securities in an effort to improve portfolio yield. Cash and cash equivalents increased primarily as a result of a FHLB advance taken to fund loan originations and certificate of deposits maturities.

Deposits were $259.1 million at September 30, 2008, compared to $274.6 million at December 31, 2007.  The decrease in deposits at September 30, 2008, compared to December 31, 2007, was primarily due to a decrease in our certificates of deposit, offset partially by an increase in money fund accounts.  During this period, WSB’s rates on money fund accounts were slightly higher than its competitors, but lower certificate of deposit rates negatively affected renewals for certificates of deposit as management has focused on lowering deposit cost through lower than market CD rates.  Additionally, management has been able to reduce the level of brokered certificates of deposits as other wholesale funding sources were offered at lower rates.  Management anticipates continuing to utilize excess funding liquidity to offset a runoff of higher cost certificates of deposit.

Borrowings at September 30, 2008 and December 31, 2007 are as follows:

	Balance as of
	September 30,		December 31,
	2008	Rate	2007	Rate

FHLB-advances-fixed	$109,000,000	4.51%	$84,000,000	5.08%
FHLB-advances-daily rate credit	—	—	8,800,000	4.44%
Reverse Repurchase Agreement	30,000,000	3.81%	20,000,000	3.90%
	$139,000,000		$112,800,000

At December 31, 2007, WSB had a total of $92.8 million in borrowed funds consisting of FHLB advances.  During the first quarter of fiscal 2008, WSB repaid the $8.8 million daily rate credit FHLB advance, a FHLB advance of $5.0 million with a fixed rate of 5.21%, and a FHLB advance of $5.0 million with a fixed rate of 3.81%, WSB took an additional FHLB advance of $20.0 million with a fixed rate of 3.2025% and an additional $15.0 million with a fixed rate of 3.155%, bringing the balance to $109.0 million.

At December 31, 2007, WSB had a total of $20.0 million at 3.90% in a structured repurchase agreement.  During the first quarter of fiscal year 2008, WSB purchased from a counter-party a $10.0 million structured repurchase agreement at 3.65%, bringing the balance of structured repurchase agreements to $30.0 million.

Total borrowings are $139.0 million as of September 30, 2008.  WSB maintains funding activities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion.  To the extent WSB does not or can not use FHLB borrowings, it would rely on alternative funding sources, including its depositor base and correspondent bank lines of credit.

As a member of the FHLB system, and in order to maintain insurance with the Federal Deposit Insurance Corporation (“FDIC”), the Bank must maintain average daily balances of long-term liquid assets of not less than 4% of the average daily balance of its liquidity base (net withdrawable savings accounts and borrowings during the preceding calendar month which are payable within one year).  Liquid assets are defined as cash, Federal Reserve deposits, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, highly rated corporate debt, mortgage loans and mortgage-backed securities, and accrued interest receivable and principal on certain qualified unpledged assets, payable within five years.  Internal sources of liquidity used by the Bank are various short-term investments, mortgage-backed securities, and short-term borrowings. During September 2008, the Bank’s long-term average daily balances of liquid assets were $99.5 million, which exceeded the $10.4 million required.

Current regulations require subsidiaries of an institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of an institution’s regulatory capital.  The Bank’s regulatory capital and regulatory assets below also reflect increases of $3.0 million and $5.0 million, respectively, which represents unrealized losses (after-tax for capital deductions and pre-tax for asset deductions, respectively) on mortgage-backed securities and investment securities classified as available for sale.  In addition, the Bank’s risk-based capital reflects an increase of $3.6 million in the general loan loss reserve.  The loan loss reserve factor represents 1.25% of the Bank’s risk- weighted assets.  The following table shows regulatory thrift capital ratios required, the Bank’s actual ratios, and the amount by which the Bank’s ratios exceed required capital ratios, as of September 30, 2008.

Capital Category	Regulatory Ratios Required	Bank’s Amount and Ratio	Bank’s Excess of Requirements	Calculations	Based Upon

Leverage	$18,213,175	$51,893,735	$33,680,560	$51,893,735	Regulatory Capital
	4.00%	11.40%	7.40%	$455,329,380	Regulatory Assets

Tangible	$6,829,940	$51,893,735	$45,063,795	$51,893,735	Regulatory Capital
	1.50%	11.40%	9.90%	$455,329,380	Regulatory Assets

Risk-Based	$23,305,654	$54,642,801	$31,337,147	$54,642,801	Regulatory Capital
	8.00%	18.76%	10.76%	$291,320,673	Risk-Weighted Assets

WSB’s management believes that, under current regulations, and eliminating the assets of WSB Holdings, the Bank remains well capitalized and will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond the control of WSB, such as a shift in interest rates or a greater than anticipated downturn in the economy in areas where WSB extends credit, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

The Qualified Thrift Lender Test currently requires that “qualified thrift investments” be at least 65% of portfolio assets as defined by the Office of Thrift Supervision (“OTS”).  At September 30, 2008, the Bank’s ratio was approximately 88% of defined portfolio assets.

Off-Balance Sheet Transactions

WSB is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated Statement of Financial Condition.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Commitments to originate new loans	$21,965,111
Unfunded commitments to extend credit under existing construction, equity line and commercial lines of credit	31,413,126
Standby letters of credit	1,067,425
Commitments to sell loans held-for-sale	2,455,074

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

Information Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. The statements presented herein with respect to, among other things, our expectations regarding increasing our commercial loan portfolio, future profitability, continued declines in interest rates and the effects on the Company as a result of such decreases, the impact of current and expected economic changes and conditions, the allowance for loan losses, settlement of loans committed to be purchased, expected impact on expenses of recent staffing changes, the Bank’s continuing to meet its capital requirements going forward, and the expected outcome of legal proceedings are forward-looking.

Forward-looking statements are based on the Company’s current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions and assumptions and results may ultimately vary from the statements made in this report.  WSB’s future results and prospects may be dependent upon a number of factors that could cause WSB’s performance to differ from the performance anticipated or projected in these forward-looking statements or to compare unfavorably to prior periods.  Among these factors are: (a) ongoing review of WSB’s business and operations; (b) implementation of changes in lending practices and lending operations; (c) the Board of Directors ongoing review of WSB’s capital management plan; (d) changes in accounting principles; (e) government legislation and regulation; (f) changes in interests rates; (g) further deterioration of economic conditions; (h) credit or other risks of lending activity, such as changes in real estate values and changes in the quality or composition of WSB’s loan portfolio; (i) the impact of any legal or regulatory proceedings; and (j) other expectations, assessments and risks that are specifically mentioned in this report, in The Washington Savings Bank’s Annual Report on Form 10-K for the year ended July 31, 2007 (“2007 Form 10-K”), which was attached as an appendix to our Registration Statement on Form S-4, as amended, in connection with the reorganization into a holding company structure, and in such other reports we have filed with the Securities and Exchange Commission. WSB wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect WSB’s financial performance and could cause WSB’s actual results or circumstances for future periods to differ materially from those anticipated or projected.  Unless required by law, WSB does not undertake, and specifically disclaims any obligations to publicly update or revise any forward- looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Management of WSB considers interest rate risk and credit risk as the two most significant factors impacting WSB’s financial performance.  WSB currently utilizes no derivatives to mitigate its credit risk, relying instead on loan review and an adequate loan loss allowance.  WSB’s exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and management, and is measured by the Bank in accordance with OTS Thrift Bulletin No. 13a using interest rate risk sensitivity analysis, including Net Portfolio Value and net interest income under various rate scenarios.

The OTS provides all institutions that file the Consolidated Maturity Rate Schedule as part of their quarterly thrift financial report with an interest rate sensitivity report of Net Portfolio Value on a calendar quarter basis. The Net Portfolio Value is defined as the netting of the present value of expected cash flows related to existing assets and liabilities and off-balance sheet contracts.  In addition to the discounted cash flow analysis, the OTS simulator model also employs an option-based pricing approach to measuring the interest rate sensitivity of the Net Portfolio Value.  Per the OTS interest rate risk exposure report, the Bank’s sensitivity measure, or decline in the Net Portfolio Value ratio, at June 30, 2008 was a minimal 258 basis points, compared to 219 basis points at December 31, 2007.  The Bank relies on the OTS model and does not prepare its own model.

The following table compares the calculated estimates of change in Net Portfolio Value and net interest income as of June 30, 2008 (the most recent data available) to current limits established by management and approved by the Board of Directors.

	Percentage Change In
			Net Portfolio Value
			as a % of Portfolio Value of Assets
Basis Point Change	Net Interest Income		Minimum	OTS
In Market Rates	Board Limits	Projected Change	Board Limits	Projections
+200	-30%	+26%	6%	10%
- 100	-30%	-13%	10%	13%

Item 4.  Controls and Procedures

WSB’s management, under the supervision and with the participation of WSB’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of WSB’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation, WSB’s Chief Executive Officer and Principal Financial Officer concluded that WSB’s disclosure controls and procedures are effective as of September 30, 2008.

During the period covered by the report, there were no changes (including corrective actions with regard to significant or material weaknesses) in WSB’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect WSB’s internal control over financial reporting.

PART II.

Item 1.  Legal Proceedings

On April 6, 2006, the Internal Revenue Service issued a notice attributable to the disallowance of a conservation easement charitable donation.  On May 8, 2006, the Bank filed a timely Protest appealing an Internal Revenue Service proposed adjustment on the valuation of the conservation easement donated to the Maryland Environmental Trust.  The Bank maintains that it complied with the statutory requirements of 26 U.S.C. §170(h). Based on relevant statutory provisions, regulations and case law, WSB believes the Bank will be successful in establishing that it complied with and satisfied the applicable rules and regulations and therefore, is entitled to a charitable conservation easement donation.  However, courts have traditionally resolved valuation disputes by reaching a middle ground between the competing values as proposed by the Internal Revenue Service and the taxpayer.  Therefore, at this time, we are unable to determine whether or to what extent WSB’s valuation of the conservation easement will be sustained, however in accordance with FIN 48 described below, an accrual recognition was made during the period ending December 31, 2007.

The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  WSB adopted FIN 48 in the transition five month period ending December 31, 2007 and made a cumulative adjustment reducing retained earnings by approximately $470,000, which management does not believe was a material impact on its financial statements. The full value of unrecognized tax benefits is $507,150 at September 30, 2008.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April 2008, the Board of Directors gave the authority to management to repurchase up to $1.0 million of the outstanding shares of the Company’s stock.  There is no stated expiration date for the plan.  The following table sets forth information in connection with shares eligible and purchases of our common stock made by, on behalf of, us during the third quarter of 2008.

	For the Three Months ended September 30, 2008
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchaesd as part of publicly announced plan	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plan(1)

July 1 - July 31	4,066	4.79	4,066	967,340
August 1 - August 31	743	5.00	743	963,625
September 1 - September 30	71,409	5.08	71,409	600,339

Total	76,218	$5.06	76,218	600,339

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

31.1	Rule 13a-14(a) Certification of Principal Executive Officer (Filed herewith).

31.2	Rule 13a-14(a) Certification of Principal Financial Officer. (Filed herewith).

32.1	Section 1350 Certification of Principal Executive Officer. (Furnished herewith).

32.2	Section 1350 Certification of Principal Financial Officer. (Furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSB HOLDINGS, INC.

	By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

	By:	/s/ Carol A. Ramey
Carol A. Ramey
Vice President and Controller
(Principal Financial Officer)

Date: November 14, 2008