Form 10-K
period 2008-12-31
WSB Holdings Inc
filed 2009-03-30
CIK 1415022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                to

Commission File No. 000-53003

WSB HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

United States	26-1219088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4201 Mitchellville Road, Suite 200, Bowie, Maryland	20716
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (301) 352-3120

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $23,201,387 as of June 30, 2008.

Number of shares of Common Stock outstanding on March 16, 2009, was 7,849,732.

Documents Incorporated by Reference:

Part III - Proxy Statement for 2009 Annual Meeting of Stockholders

Form 10-K Table of Contents

i

PART I

Item 1.  Business

WSB Holdings, Inc. (“WSB” or the “Company”) became the holding company of The Washington Savings Bank, F.S.B. (the “Bank”) as of January 3, 2008.  Accordingly, results of operations and other financial data for periods prior to January 3, 2008 are for the Bank, and thereafter are for WSB on a consolidated basis.  The Bank is a federally chartered, federally insured, stock savings bank which was organized in 1982 as a Maryland-chartered, privately insured savings and loan association.  It received federal insurance in 1985 and a federal savings bank charter in 1986.  The Bank is a member of the Federal Home Loan Bank (“FHLB”) system and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum amount provided by law.   We are subject to supervision and regulation by the Office of Thrift Supervision (“OTS”).

We have five savings branches in Maryland. They are located in Bowie, Waldorf, Crofton, Millersville and Odenton, all of which are adjacent to the Baltimore-Washington corridor. Also located in our corporate headquarters are our Commercial Lending Group, Wholesale Mortgage Group and our Retail Mortgage Group.  Due to the current economic slowdown in both our local markets and nationwide, we closed our Waldorf and Crofton Maryland mortgage offices during 2008 and consolidated these operations at our corporate headquarters in Bowie, MD.

We are engaged primarily in the business of attracting deposit accounts from the general public and using such funds, together with other borrowed funds, to make first and second mortgage loans, land acquisition and development loans, commercial loans, construction loans, consumer loans, and non-residential mortgage loans, with an emphasis on residential mortgage, commercial and construction lending.

Recent Developments

On September 27, 2007, the Bank announced that its board of directors approved the formation of a bank holding company for the Bank, which was approved by the shareholders on December 19, 2007.  Each of the Bank’s shareholders received one share of common stock of WSB in exchange for each share of the Bank’s common stock, and the former holders of the Bank became the holders of WSB, the Bank’s parent company.  As a result of the formation of WSB, of which the Bank is now a subsidiary, a change from a fiscal year end of July 31 to a calendar year reporting basis has been made. The Bank continues to exist as a federally chartered savings bank and to be managed by its board of directors and officers in place before the reorganization into the holding company structure.  The Bank’s current directors also serve as the directors of WSB.

Also, as part of the formation of WSB, the par value of common stock was changed from $1.00 to $0.0001 per share, resulting in a decrease in the common stock equity, offset by an increase in additional paid in capital, and shares of treasury stock held by the Bank were retired.  Prior periods have been restated to reflect the change in par value and the retirement of treasury stock.

Market Area and Target Market

We consider our current primary market area to consist of the suburban Maryland (Washington, D.C. suburbs) counties of Prince Georges, Anne Arundel and Charles.  We generally target middle income individuals and small and middle income businesses.

Lending Activities

General. Lending by the Bank has historically focused on residential mortgage loans and construction loans on residential projects.  The following table sets forth information concerning our loan portfolio net of deferred fees at the dates indicated:

	December 31,		July 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Held for Sale:
Single-family	$5,787	2.34%	$4,378	2.06%	$8,639	3.37%
Held for Investment:
Permanent mortgage loans:
Single-family(1)	78,502	31.69%	80,616	37.95%	108,444	42.29%
Non-residential	9,527	3.85%	10,761	5.07%	14,546	5.67%
Land	17,395	7.02%	25,262	11.89%	34,828	13.58%
Construction loans:
Single-family	14,725	5.94%	34,263	16.13%	75,725	29.52%
Other property	3,913	1.58%	7,583	3.57%	8,506	3.32%
Other:
Consumer installment loans	196	0.08%	131	0.06%	120	0.05%
Account loans	169	0.07%	338	0.16%	429	0.17%
Commercial loans	117,513	47.44%	49,092	23.11%	5,194	2.03%
	241,940	97.66%	208,046	97.94%	247,792	96.63%

Total loans receivable	$247,727	100.00%	$212,424	100.00%	$256,431	100.00%

(1)          Includes $1.5 million, $1.8 million, and $2.5 million of second mortgage loans at December 31, 2008, July 31, 2007 and 2006, respectively.

Contractual Maturities.  The following table reflects the approximate schedule of contractual principal repayments of the held-for-investment loan portfolio at December 31, 2008.  With respect to adjustable rate loans, the following table reflects the approximate schedule of contractual maturities:

Approximate Principal	Mortgage Loans		Construction Loans		Consumer
Repayments	Fixed	Adjustable	Fixed	Adjustable	Installment and	Commercial
Contractually Due	Rate	Rate	Rate	Rate	Account Loans	Loans	Total
	(dollars in thousands)

Within one year	$18,923	$—	$14,822	$—	$180	$42,138	$76,063
After one year through five years	32,098	25	3,816	—	171	39,791	75,901
After five years	53,639	739	—	—	14	35,584	89,976
Total	$104,660	$764	$18,638	$—	$365	$117,513	$241,940

Prepayment Experience.  Contractual principal repayment terms do not necessarily reflect the actual repayment experience within the loan portfolio.  The average lives of mortgage loans are expected to be substantially less than their contractual terms due to loan prepayments and refinancings.  The following table presents estimated maturities of our loan portfolio based upon our historic prepayment experience and prepayment experience statistics as provided by the OTS.  With respect to adjustable rate loans, the following table reflects the approximate schedule of contractual maturities:

	Real Estate		Real Estate
	Mortgage Loans		Construction		Consumer
Estimated	Fixed	Adjustable	Fixed	Adjustable	Installment and	Commercial
Prepayments	Rate	Rate	Rate	Rate	Account Loans	Loans	Total
	(dollars in thousands)

Within one year	$21,085	$—	$16,774	$—	$180	$42,138	$80,177
After one year through five years	52,687	25	1,864	—	171	39,791	94,538
After five years	30,888	739	—	—	14	35,584	67,225
Total	$104,660	$764	$18,638	$—	$365	$117,513	$241,940

Origination, Purchase and Sale of Loans.  As a federal savings bank, the Bank has authority to originate and purchase loans secured by real estate located throughout the United States.  Generally, we make loans in and around our market area, which primarily is the Baltimore-Washington corridor. Historically, we have not engaged in the purchasing of loans.

In addition to accepting loan requests from our customer base, we employ twelve mortgage loan originators compensated primarily on an incentive basis and seven commercial loan originators compensated primarily on a salary basis.  The loan originators and other members of our management maintain contacts with local builders, developers and realtors, which provide us with additional potential customers.  The Bank also enhances its business contacts within the communities it serves by participating in local civic organizations.

The Bank originates residential loans for its portfolio and for sale in the secondary market.  Our general practice has been to sell loans on an individual basis to various lenders throughout the country, without retaining loan servicing rights (commonly referred to as “servicing released”).  In general, higher interest rate loans, such as commercial loans, second mortgages, construction loans, and construction/permanent loans, are held in the Bank’s portfolio, while conforming first mortgages are sold at or shortly after origination.  Our management continues to seek more diversity in the Bank’s loan portfolio and we have established commercial business and commercial real estate lending departments staffed with experienced lenders in an effort to significantly expand the Bank’s nonresidential loan portfolio.  This has resulted in an increase in the portfolios of commercial business, commercial real estate, and residential land development loans to commercial borrowers.  We also use available funds to retain certain higher-yielding fixed rate residential mortgage loans in our portfolio in order to improve interest income.  During the past three fiscal years, we originated 2,022 loans with a principal value of approximately $594.5 million.  The proceeds from loan sales are used to fund loans held for investment, mortgage-backed securities (“MBS”) and investment securities.  We also have approval to sell loans to Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), which enhances our ability to sell our mortgage loans and to convert pools of loans into marketable Ginnie Mae (“GNMA”), FNMA and FHLMC participation certificates.  See “Business, Item 1, Mortgage-Backed Securities.”

Loan Underwriting Policies.  Under our loan approval policy, all loans approved must comply with federal regulations.  Generally, we will make residential mortgage loans in amounts up to the limits established from time to time by FNMA and FHLMC for secondary market resale purposes.  This amount for single-family residential loans currently varies from $417,000 up to a maximum of $625,500 for certain high-cost designated areas.  The Washington, D.C. and Baltimore areas are both considered high-cost designated areas.  We will, however, make loans in excess of this amount, if we believe we can sell the loans in the secondary market or that the loans should be held in our portfolio. We obtain detailed loan applications to determine a borrower’s ability to repay and verify the more significant items on these applications through credit reports, financial statements and confirmations.  We also require appraisals of collateral and title insurance on secured real estate loans.  Most borrowers must establish a mortgage escrow account for items such as real estate taxes, governmental charges and hazard and private mortgage insurance premiums.

Our lending policy generally requires private mortgage insurance when the loan-to-value ratio exceeds 80%.  We generally do not lend in excess of 90% of the appraised value of single-family residential dwellings even when private mortgage insurance is obtained, except for Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and Farmers Home Administration (“FmHA”) loans, which permit higher loan-to-value ratios.  Underwriting policies on other types of loans are described below.

Under federal law, the aggregate amount of loans that we may make to any one borrower and related entities is generally limited to 15% of the Bank’s unimpaired capital and unimpaired surplus. Our general lending limit at December 31, 2008 was approximately $8.4 million.  We have not made any loans aggregated in excess of this limit.

Single-Family Residential Real Estate Lending.  At December 31, 2008, we had a total of $360.0 million in loans receivable and MBS. Loans secured by first or second mortgages on single-family properties, excluding construction loans, were $78.5 million or 21.80% of total loans receivable and MBS.  MBS were $118.1 million or 32.80% of total loans receivable and MBS.

Our single-family residential loans have historically consisted of fixed interest rates for terms of up to 30 years.  We originate conventional mortgage loans, FHA loans, VA loans, and loans in excess of the FNMA and FHLMC ceilings both for sale in the secondary market and for our own portfolio.  We also offer adjustable-rate mortgages, with rates adjusting to external indices in one to ten years.  We have also made loans which fully amortize in 15 years and, on investment properties, loans which are due and payable in five years, subject to extension in some circumstances.

Non-Residential Real Estate Lending.  We make permanent mortgage loans on various non-residential properties, including office buildings and warehouses.  Non-residential loans are made on properties located in or around our market area.  Non-residential real estate lending may entail significant additional risks as compared to single-family residential property lending. At December 31, 2008, non-residential real estate loans represented $9.5 million, or 2.63% of total loans receivable and MBS, and lot and land loans represented $17.4 million, or 4.82%, of our total loans receivable and MBS.

Acquisition, Development and Construction Lending.  We provide construction loans for single-family and multi-family residences and for non-residential properties.  These loans usually include funding for the acquisition and development of unimproved properties to be used for residential or non-residential construction.  We may provide permanent financing on the same projects for which we have provided the construction financing.

Acquisition, development and construction lending, while providing higher yields, may also have greater risks of loss than long-term residential mortgage loans on improved, owner-occupied properties.  At December 31, 2008, acquisition, development and construction loans represented $18.7 million, or 5.19%, of our total loans receivable and MBS.

The Bank generally makes land acquisition loans with terms of up to three years and loan-to-value ratios of up to 65%, land development loans with terms of up to two years and loan-to-value ratios of up to 75%, and construction loans with original terms of generally up to one year and loan-to-value ratios of up to 80%.

Commercial Lending.  Federal laws and regulations permit thrift institutions to lend up to 20% of total assets in commercial loans on an unsecured basis or secured by collateral other than real estate, provided that amounts in excess of 10% of total assets may be used only for small business loans.  In 2006, pursuant to our current strategic plan, we began to promote the origination of commercial and commercial real estate lending.  Prior to this period, commercial lending was a minor component of our lending portfolio and operations.  At December 31, 2008, commercial loans represented $117.6 million, or 32.66%, of total loans receivable and MBS, which was significantly below the limit permitted by the regulations.  In addition, we have issued a limited number of standby letters of credit, generally to development loan customers in connection with development work financed by the Bank.

Consumer Lending.  Federal laws and regulations permit a federally chartered thrift institution to make secured and unsecured consumer loans in an aggregate amount up to 35% of the institution’s total assets.  The 35% limitation does not include home equity loans (loans secured by the equity in the borrower’s residence, but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposits.  We have not actively promoted these kinds of loans. Consumer loans, including loans secured by deposits, represented $365,000, or 0.10%, of total loans receivable and MBS at December 31, 2008.

Loan Fees and Service Charges.  In addition to interest earned on loans, we receive income through servicing of loans and certain loan fees in connection with loan originations, loan modifications, loan commitments, late payments, changes of property ownership inspection fees and other services related to our outstanding loans.  Income from these activities varies from period to period with the volume and types of loans made and repaid.  We charge loan origination fees, which are calculated as a percentage of the amount loaned.  The fees received in connection with the origination of construction and mortgage loans have generally been from one to four points (one point being equivalent to 1% of the principal amount of the loan) and are dependent upon market conditions and other factors. Loan origination fees, net of certain costs, are deferred and recognized as a yield adjustment over the lives of the loans primarily utilizing the interest method.

Mortgage-Backed Securities (MBS)

In addition to short-term investments, when management believes favorable interest rate spreads are available, we may invest excess funds in MBS.  GNMA participation certificates represent interests in pools of loans which are either insured by the FHA or guaranteed by the VA.  FHLMC participation certificates are guaranteed by the FHLMC and FNMA participation certificates are guaranteed by the FNMA. The United States is not obligated to fund either FHLMC’s obligations or FNMA’s obligations.  MBS may also be used as collateral for short-term and long-term borrowings, which we may make from time to time.  We do not generally employ hedging strategies in connection with a MBS portfolio.

The primary risk of holding these securities is the fluctuation of principal value corresponding to changes in interest rates. Although MBS do not alter the overall maturity of our assets as compared to holding a comparable portfolio of whole loans, they are more liquid than whole mortgage loans. At December 31, 2008, we had $118.1 million MBS in our portfolio. The following table sets forth the book value and estimated market value of the MBS portfolio at the dates indicated.

	Years ending
	December 31,	July 31,
	2008	2007
	(dollars in thousands)

Mortgage-backed securities:
Amortized cost	$132,971	$70,573
Estimated fair value	$118,210	$70,349

We sold $5.9 million MBS classified as available-for-sale for year ending December 31, 2008 and experienced $124,000 pre-tax gains, or approximately $75,000 after tax gain, compared to no sales of MBS for the twelve months ending July 31, 2007 or the five month period ended December 31, 2007.

Other Investment Activities

In addition to investment in MBS, excess short-term funds have generally been invested in federal funds, agency callable paper, zero coupon bonds, a certificate of deposit and preferred trust coupon bonds.  Our portfolio of investment securities provides a source of liquidity when loan demand exceeds funding capability, provides funding for unexpected savings and certificate of deposit (“CD”) withdrawals, provides funds for CD maturities, serves as a vehicle for interest-rate risk management, and provides a source of income.  We are required to maintain certain liquidity ratios and generally do so by investing in securities that qualify as liquid assets under federal regulations. We are also required to hold FHLB stock in specified amounts and to maintain certain reserves with the Federal Reserve Bank of Richmond.  See “Business-Supervision and Regulation”.

The following table sets forth certain information regarding our investment securities (excluding MBS), at carrying value and other interest-earning assets for the periods indicated.

	December 31,	July 31,
	2008	2007
	(dollars in thousands)
Other Investments:
Federal Home Loan Bank stock	$6,086	$4,824
FHLB Agencies	45,975	120,591
Municipal Bonds	2,265	—
Total Other Investments	$54,326	$125,415

The following table sets forth our scheduled maturities on other investments:

as of December 31, 2008

	Up to One Year		One to Five Years		Five to Ten years		More than Ten Years		Total Investment Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Other Investments:
FHLB Agencies	$—	—%	$27,619	5.78%	$3,398	6.00%	$14,958	6.43%	$45,975	6.01%
Municipal Bonds	—	—%	—	0.00%	—	0.00%	2,265	4.40%	2,265	4.40%
Total Other Investments	$—	—%	$27,619	5.78%	$3,398	6.00%	$17,223	6.16%	$48,240	5.26%

           Prepayments and calls on the FHLB Agencies shorten the actual maturity. FHLB stock has been excluded from this table as it has no stated maturity.

Sources of Funds

General.  Deposits are the primary source of the Bank’s funds for use in lending and for other general business purposes.  In addition to deposits, we obtain funds from loan amortizations and prepayments and sales of loans, MBS and investment securities.  We maintain funding facilities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and  subject to lender discretion. Management has begun investing excess cash liquidity in investment grade securities which offer a ready source of collateral for secured borrowings under existing credit facilities. At December 31, 2008, we had borrowings of $117.1 million in the form of advances from the FHLB of Atlanta and $30.0 million in structured repurchase agreements (“repos”).   Repos are financial transactions in which an organization borrows money by selling securities and simultaneously agreeing to buy them back later at a higher price, and they function similarly to a secured loan with the securities serving as collateral.

Deposits.  The mix of our deposits reflects our emphasis on longer-term CDs.  We advertise for CDs from time to time generally when we have the need for deposits of specific maturities.  Significant balances in CDs are generated from our customers who use our branches and from depositors around the country who follow our pricing policies in various newsletters which we neither initiate nor pay for.  We have received deposits through brokers on an occasional basis in a manner consistent with federal regulations. The cost of these deposits is similar to the Bank’s posted rates or less than the borrowed fund rates for similar terms.

During 2008, our interest rates on money fund and checking accounts were slightly higher than our competitors, but lower CD rates negatively affected renewals for CDs as management has focused on lowering deposit cost through lower than market CD rates, which decreased total deposits to $251 million, an 11.2% decrease in total deposits as of December 31, 2008, as compared to $283 million as of July 31, 2007.

The following table shows the distribution of our deposits by type of deposit, including accrued interest, for the periods indicated.

	December 31, 2008			July 31, 2007
	Amount	Percent	Weighted Average Interest Rate	Amount	Percent	Weighted Average Interest Rate
	(dollars in thousands)

Savings accounts	$38,166	15.19%	1.87%	$30,806	10.88%	2.12%
NOW accounts — interest bearing	18,737	7.46	0.77	13,189	4.66	1.10
Checking accounts — non-interest bearing	4,946	1.97	—	6,583	2.33	—
Time deposits	189,266	75.38	4.00	232,321	82.13	4.16

Total deposits at end of period	$251,115	100.00%	3.34%	$282,899	100.00%	3.70%

Our deposits are insured by the FDIC.  The FDIC has temporarily raised its coverage amounts through December 31, 2009 from $100,000 to $250,000 per insured depositor (as defined by law and regulation) and up to $250,000 for deposits held by individual retirement accounts.

The following table presents, by various interest-rate categories, the amounts of time deposit accounts, excluding accrued interest payable of $87,754 at December 31, 2008, which will mature during the periods indicated.

					2013	Total
Time Deposit Accounts					and	Time
by Interest Rate	2009	2010	2011	2012	After	Deposits
	(dollars in thousands)
Balance $100,000 or less
4.00% or less	$88,968	$9,459	$1,563	$279	$1,744	$102,013
4.01% to 6.00%	37,436	15,081	602	4,133	482	57,734
Total	$126,404	$24,540	$2,165	$4,412	$2,226	$159,747

Balance greater than $100,000
4.00% or less	$9,739	$523	$297	$—	$—	$10,559
4.01% to 6.00%	13,424	3,952	—	1,233	264	18,873

Total	$23,163	$4,475	$297	$1,233	$264	$29,432

Grand Total	$149,567	$29,015	$2,462	$5,645	$2,490	$189,179

The following table contains information pertaining to approximately 220 certificates of deposit accounts held in excess of $100,000 as of December 31, 2008.

Time Remaining Until Maturity	Certificate of Deposits
(dollars in thousands)

Less than three months	$1,099
3 months to 6 months	1,901
6 months to 12 months	20,163
Greater than 12 months	6,269

Total	$29,432

Borrowings. At July 31, 2007, we had a total of $89.0 million in FHLB advances. During the five month period ending December 31, 2007, we purchased a reverse repurchase agreement totaling $20.0 million and obtained FHLB advances of $8.8 million with daily rate credit.  FHLB advances of $5.0 matured, bringing the balance to $112.8 million. During the year ending December 31, 2008, we took an additional $10.0 million reverse repurchase agreement and an additional $35.0 million fixed rates in FHLB advances, and $13.1 million daily rate credit, offsetting the repayment of $23.8 million FHLB advances, bringing the balance to $117.1 million in FHLB advances and $30.0 million reverse repurchase agreements for a total of $147.1 million at December 31, 2008.

Subsidiaries

WSB, Inc.

The Bank established a wholly owned service corporation subsidiary, WSB, Inc., in 1985. WSB Inc. became a subsidiary of WSB in the holding company reorganization.  WSB, Inc. purchases land to develop into single-family building lots that are offered for sale to third parties.  It also builds homes on certain lots on a contract basis. During the year ended December 31, 2008, WSB, Inc. sold an undeveloped lot for a gross profit of $43,000.  It did not develop any lots during the year ending July 31, 2007, or the five month period ended December 31, 2007.  See Note 5 of Notes to Consolidated Financial Statements.

WSB Investments, Inc.

During 2000, we established a wholly-owned operating subsidiary of the Bank, WSB Investments, Inc., which was incorporated under the laws of the State of Delaware for the purpose of maintaining and managing a portfolio of our investment securities, which allowed us to decrease taxes due in connection with these investments. WSB Investment’s portfolio totaled $2.3 million, $16.5 million and  $16.4 million as of December 31, 2008 and 2007 and July 31, 2007, respectively, with pre-tax earnings of $205,000, $333,000 and $1.4 million for the year ended December 31, 2008, the five month period ended December 31, 2007 and the fiscal year ended July 31, 2007, respectively.

Employees

We had 104 full-time and 18 part-time employees at December 31, 2008.  We provide health and life insurance benefits and an employer matching 401(k) plan, which merged on July 31, 2006 with the Bank’s profit sharing plan.  None of the employees are represented by a collective bargaining union.  We believe that we enjoy good relations with our employees.

Available Information

WSB’s internet address is www.twsb.com. There we make available, free of charge, our annual report on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as practicable after we file or furnish them with the Securities and Exchange Commission (“SEC”), as well as copies of required Forms 3, 4, and 5 filings for insider stock transactions and copies of our Code of Ethics for our officers, directors and employees. Our SEC reports can be accessed through the financial highlights information section of our website. The information on our website is not a part of this or any other report we file with or furnish to the SEC.

Supervision and Regulation

General

As the holding company of a savings bank, we are subject to extensive regulation and periodic examination by the OTS.  Our status as a bank holding company does not, however, exempt us from certain federal and state laws applicable to Delaware corporations generally, including, without limitation, certain provisions of the federal securities laws.  The lending activities and other investments of the Bank must comply with various federal regulatory requirements and the Bank must periodically file reports with the OTS describing its activities and financial condition. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) through its Deposit Insurance Fund (“DIF”). The Bank is also subject to regulation for certain matters by the FDIC and for certain other matters by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

The following is a summary of certain laws and regulations that are applicable to the Bank.  This summary is not a complete description of such laws and regulations, nor does it encompass all such laws and regulations.  Any change in the laws and regulations governing the Bank or in the policies of the various regulatory authorities could have a material impact on the Bank, its operations and its stockholders.

Liquidity Requirements.  As a thrift, the Bank derives its lending and investment authority from the Home Owners’ Loan Act, as amended, and regulations of the OTS thereunder.  Those laws and regulations limit the ability of the Bank to invest in certain types of assets and to make certain types of loans.  For example, the OTS requires thrifts to maintain sufficient liquidity to ensure their safe and sound operation. Liquid assets are defined to include cash, deposits maintained pursuant to Federal Reserve Board reserve requirements, time deposits in certain institutions and certain savings deposits, obligations of the United States and certain of its agencies and qualifying obligations of the states and political subdivisions thereof, highly rated corporate debt, mutual funds that are restricted by their investment policies to investing only in liquid assets, certain mortgage loans and mortgage-related securities, bankers acceptances, and notes issued by DIF to the order of a financial institution. As of the calendar quarter ending December 31, 2008, our average daily balance of liquid assets was $79.3 million, exceeding the $10.0 million required. In addition to meeting the minimum liquidity requirement, each thrift institution must maintain sufficient liquidity to ensure its safe and sound operation.

Internal sources of operational liquidity used by the Bank are cash, various short-term investments, mortgage-backed securities and loans and investments classified as available-for-sale. Additionally, we may borrow funds from commercial banks or from the FHLB of Atlanta or the Federal Reserve Bank “discount window” after exhausting FHLB sources. We also have utilized short term borrowings in the form of reverse repurchase agreements from a commercial bank to meet short-term liquidity needs.

Qualified Thrift Lender Test.  The Bank must either qualify as a domestic building and loan association under the Internal Revenue Code, or maintain an appropriate level of certain investments, called “Qualified Thrift Investments” (“QTIs”), to remain as a “Qualified Thrift Lender” (“QTL”). QTIs must represent 65% or more of portfolio assets on a monthly average basis during 9 out of every 12 months on a continuous basis. Failure by the Bank to maintain its status as a QTL will result in the following restrictions on operations: (i) we would not be able to engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment was permissible for both national banks and thrift institutions; (ii) the branching powers of the Bank would be restricted to those of a national bank; and (iii) payment of dividends by WSB would be subject to the rules regarding payment of dividends by a national bank. Additional restrictions would apply three years after we ceased to be a QTL, including requirements to dispose of certain assets not permissible for national banks and to cease engaging in activities not permissible for national banks. A thrift institution that fails to maintain its QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all restrictions described above as if all time periods prior to such restrictions becoming effective had expired.  At December 31, 2008, our QTL ratio was 86%, which exceeded the requirement.

Capital Standards.  We are subject to capital standards imposed by the OTS. These standards call for a minimum “leverage ratio” of core capital to adjusted total assets of 4% (3% for savings institutions receiving the highest composite CAMELS rating for safety and soundness), a minimum ratio of tangible capital to adjusted total assets of 1.5%, and a minimum ratio of risk-based capital to risk-weighted assets of 8%. The regulations define both core capital and tangible capital as including common stock (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority equity interests in consolidated subsidiaries, and certain non-withdrawable accounts, less intangible assets and certain investments in subsidiaries. Core capital also includes certain unamortized goodwill and purchased mortgage servicing rights. In addition, purchased credit card relationships may be included among core capital up to an amount equal to the lesser of 90% of the fair market value, or 100% of remaining unamortized book value. At December 31, 2008, the Bank’s ratios exceeded all regulatory capital requirements. See Note 12 of Notes to Consolidated Financial Statements.

The OTS’s regulations also give the agency broad authority to establish minimum capital requirements for specific institutions at levels greater than the regulatory minimums discussed above upon a determination that an institution’s capital is or may become inadequate in view of the circumstances. These circumstances may include an institution receiving special supervisory attention, experiencing losses, experiencing poor liquidity or cash flows, and facing other risks identified by the regulators. The OTS also has broad authority to issue capital directives requiring its institutions to achieve compliance or take a variety of other actions intended to achieve capital compliance, including reducing asset or liability growth and restricting payments of dividends. OTS regulations generally require that subsidiaries of a thrift institution be separately capitalized and that investments in, and extensions of credit to, any subsidiary engaged in activities not permissible for a national bank be deducted from the computation of a thrift institution’s capital.  The OTS has not advised us that the Bank is subject to any special capital requirements.

Prompt Corrective Action.  The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. The federal banking agencies are required to take prompt corrective action with respect to insured institutions that fall below the adequately capitalized level. Any insured depository institution that falls below the adequately capitalized level must submit a capital restoration plan, and, if its capital levels further decline or do not increase, will face increased scrutiny and more stringent supervisory action. As of December 31, 2008, we were deemed to be well capitalized.

Interest Rate Risk.  The OTS has issued guidelines regarding the management of interest rate risk. The OTS requires thrift institutions to establish and maintain Board of Directors’ approved limits on ratios between the net present value of the institution’s assets, liabilities and off-balance sheet contracts (referred to as net portfolio value or “NPV”), and the value of these assets and liabilities under sudden interest rate shocks of plus or minus 100, 200 and 300 basis points. As part of our regular examination and rating by OTS examiners, our level of interest rate risk is evaluated based primarily upon the interest rate sensitivity of our NPV in the event of an interest rate shock of 200 basis points downward and 300 basis points upward.

The OTS also requires management to assess the risks and returns associated with complex securities and financial derivatives. For significant transactions, management must assess the incremental effect of the proposed transaction on the interest rate risk profile of the institution, including the expected change in the institution’s NPV as a result of parallel shifts of plus or minus 100, 200 and 300 basis points in the yield curve. Complex securities and financial derivative transactions may require analysis of an even wider range of scenarios.

Deposit Insurance.  Our deposits are insured by the FDIC.  The FDIC has temporarily raised its coverage amounts through December 31, 2009 from $100,000 to $250,000 per insured depositor (as defined by law and regulation) and up to $250,000 for deposits held by individual retirement accounts.

Deposit Insurance Assessments.

The Bank is a member of the DIF maintained by the FDIC. Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor, as indicated in the preceding paragraph. The DIF was formed March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Act’).  The Act established a range of 1.15% to 1.50% within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR). The current target DRR is 1.25%.  However, the Act has eliminated the restrictions on premium rates based on the DRR and grants the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

To maintain the DIF, member institutions are assessed deposit insurance premiums based on their current condition and the nature of their activities, and the revenue needs of the DIF, as determined by the FDIC.  For institutions that have long-term public debt rating, the risk assessment is based on its debt rating and the components of its supervisory ratings.  For institutions, such as the Bank, that do not have a long-term public debt rating, the risk assessment is based on certain measurements of its financial condition and its supervisory ratings.

Recent failures have resulted in a decline in the reserve ratio to below 1.15%. Under the Act the FDIC is required to establish and implement a restoration plan to restore the reserve ratio to 1.15% within five years of the establishment of the plan. The FDIC adopted a final rule effective January 1, 2009, raising current rates uniformly by 7 basis points per $100 of domestic deposits for the first quarter of 2009 only. Rates for first quarter 2009 will range from a minimum of 12 basis points per $100 of deposits for well-managed, well-capitalized banks with the highest credit ratings, to 50 basis points for institutions posing the most risk to the DIF. Proposed rates beginning April 1, 2009, range from a minimum initial assessment rate of 10 basis points per $100 of deposits to a maximum of 45 basis points per $100 of deposits. Risk-based adjustments to the initial assessment rate may lower or raise a depository institution’s rate to 8 basis points per $100 of deposits for well-managed, well-capitalized banks with the highest credit ratings to 77.5 basis points for institutions posing the most risk to the DIF. The final rule is expected early in 2009.

In addition to the increase in deposit insurance premiums, on February 27, 2009, the FDIC adopted an emergency special assessment of 20 basis points on all banks and savings associations as a means to restore the DIF.  The assessment will be assessed on June 30, 2009 and will be payable on September 30, 2009.

All FDIC-insured depository institutions must also pay an annual assessment to interest payments on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.10 to 1.14 basis points per $100 of assessable deposits in 2008. The FDIC established the FICO assessment rate effective for the first quarter of 2009 at approximately 1.14 basis points annually per $100 of assessable deposits.

Additionally, under the FDIC’s Temporary Liquidity Guarantee Program, in 2009 participating depository institutions will pay a premium of 10 basis points per $100 to fully insure noninterest-bearing transaction accounts. This additional assessment is paid on account balances in excess of the insurance limits.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Our management is not aware of any existing circumstances which would result in termination of our deposit insurance.

Restrictions on Capital Distributions.  Thrift institutions are subject to limitations on their ability to make capital distributions such as dividends, stock redemptions or repurchases, cash-out mergers, and other transactions charged to the capital account of a thrift institution. In general, an application to the OTS for prior approval to pay a dividend is required when that dividend, combined with all distributions made during the calendar year, would exceed a thrift institution’s net income year-to-date plus retained net income for the proceeding two years, or that would cause the thrift institution to be less than adequately capitalized.  We are currently in compliance with this requirement. Refer to “Market Price of WSB’s Capital Stock and Dividends” for WSB’s current dividend position.

Federal Reserve System.  Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain non-interest-bearing reserves at the Federal Reserve Bank or in a pass-through account at a correspondent institution, calculated daily, equal to 3% on its “low reserve tranche” currently the first $44.4 million of transaction accounts (less a $10.3 million exclusion), and 10% on any additional amount. The reserves requirement for transaction account deposits in excess of the low reserve tranche may be adjusted by the Federal Reserve Board to a level between 0 and 14%. We have consistently met the reserve requirements.

The Federal Reserve Board, through its “discount window,” provides credit to help depository institutions meet temporary liquidity needs. The Federal Reserve Board extends credit, for very short terms generally at approximately one percentage point above the target federal funds rate, as a backup facility for financial institutions that are in generally sound financial condition. A secondary credit program is available for depository institutions that do not qualify for primary credit, at a higher interest rate level.  On March 16, 2008, the Federal Reserve Board temporarily changed its discount window policy to narrow the spread between the discount rate and the federal funds rate to 25 basis points and to allow such financing to remain in place for up to 90 days, renewable by the borrower.  These changes were made to restore market liquidity and will remain in place until the Federal Reserve Board determines that market liquidity has improved materially.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional Federal Home Loan Banks.  FHLB banks provide a central credit facility primarily for member institutions. At December 31, 2008 and July 31, 2007, we had advances of $117.1 million and $89.0 million, respectively, from the FHLB of Atlanta. The FHLB borrowings are collateralized by a blanket collateral loan agreement under which we must maintain minimum eligible collateral for the outstanding advances.

As a member, we are required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the sum of a “membership” stock component (Subclass B1 shares) and an “activity-based” stock component (Subclass B2 shares). A member’s membership stock requirement is a percentage of the member’s total assets, subject to a dollar cap. A member’s activity-based stock requirement is the sum of:

•                         a percentage of the member’s outstanding principal balance of advances; plus

•                         a percentage (which may be zero percent) of any outstanding balance of any acquired member asset sold by the member to the FHLB pursuant to a master commitment executed on or after December 17, 2004; plus

•                         a percentage of any outstanding targeted debt/equity investment sold by the member to the FHLB on or after December 17, 2004.

We were compliant with this requirement with an investment in FHLB of Atlanta stock at December 31, 2008 of $6.1 million.

Safety and Soundness Standards.  We are subject to certain standards designed to maintain the safety and soundness of individual banks and the banking system.  The OTS has prescribed safety and soundness guidelines relating to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth, concentration, and quality; (vi) earnings; and (vii) compensation and benefit standards for officers, directors, employees and principal stockholders.  A savings institution not meeting one or more of the safety and soundness guidelines may be required to file a compliance plan with the OTS.

Community Reinvestment Act.   In 1977, Congress enacted the Community Reinvestment Act to encourage depository institutions, including thrifts, to help meet the credit needs of their entire communities, including low- and moderate-income areas, consistent with safe and sound banking practices. In implementing the Act, the OTS has subjected “intermediate small” thrift institutions, those with more than $258 million in assets, but less than $1.033 billion in assets as of the end of either of the two previous years, to somewhat streamlined examinations and reduced data collection and regulatory reporting requirements under the Community Reinvestment Act, relative to large retail thrift institutions. As a result, the Bank qualifies for the intermediate small institution Community Reinvestment Act examinations, based on its present asset size. Standard Community Reinvestment Act examinations evaluate depository institutions under lending, investment and community service tests.  Intermediate small institutions’ examinations, however, focus mainly on the lending activities of depository institutions, and also evaluate community development activities of the institution, such as community development loans, investments, and services.

The Bank received an “outstanding” Community Reinvestment Act rating in its most recent federal examination.

Loans-to-One-Borrower Limitations.  Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2008, we were in compliance with loans-to-one-borrower limitations.

Affiliate Transactions.  Under Sections 23A and 23B of the Federal Reserve Act, which are applicable to savings banks, extensions of credit and certain asset purchases between a savings bank and its affiliates are restricted.  An affiliate of the Bank is a company that controls or is under common control with us, except, in most instances, subsidiaries of the Bank itself.  The general purpose of these restrictions is to prevent a savings bank from subsidizing its affiliates that are not insured by the FDIC through transactions that are excessive in amount, on preferential terms, or otherwise unsafe and unsound.  Under Section 23A, we are not able to engage in “covered transactions” with any single affiliate if the aggregate amount of our covered transactions with that affiliate exceeds 10% of our capital and surplus, or with all of our affiliates collectively if the aggregate amount of our covered transactions with all affiliates exceeds 20% of our capital and surplus.  A transaction with a third party is deemed to be a covered transaction to the extent that the proceeds of the transaction are used for the benefit of or transferred to an affiliate.  Covered transactions are extensions of credit and other transactions that are the economic equivalent thereof, such as a purchase of assets from an affiliate or the issuance of a guarantee or letter of credit on behalf of an affiliate.  Dividends and fees paid by us are not defined as covered transactions and are not subject to section 23A and 23B restrictions, but are subject to the capital distribution restrictions noted above.  Covered transactions also are subject to collateral requirements for 100% to 130% of the value of the covered transaction, depending on the nature of the collateral.

Certain transactions with affiliates are prohibited altogether.  For example, we may not purchase or invest in securities issued by any of our affiliates.  Other transactions are subject to full or partial exemptions.  For example, purchases of loans and other assets that have a readily identifiable and publicly available market price are exempt.

Section 23B covers a larger range of transactions, such as the sale of assets or securities by the Bank to its affiliates and the furnishing of services to or by affiliates.  Under Section 23B, covered transactions must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to us as those prevailing at the time for comparable transactions with nonaffiliated companies.

Other Regulations.  Our operations are subject to, among others, the following regulations:

•                         Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•                         Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern electronic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•                         Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•                         Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions in preventing the use of the U.S. financial system to fund terrorist activities.  Among other provisions, the USA PATRIOT Act and the related regulations of the OTS and the United States Department of Treasury require savings banks operating in the United States to supplement and enhance the anti-money laundering compliance programs, due diligence policies and controls required by the Bank Secrecy Act and Office of Foreign Assets Control Regulations to ensure the detection and reporting of money laundering; and

•                         The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties.  Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.  In addition, the Fair and Accurate Credit Transactions Act regulates credit reporting and permits our customers to opt out of information sharing among affiliated companies for marketing purposes.

Control Share Acquisition of WSB

Under the federal Change in Bank Control Act, a notice must be submitted to the OTS if any person or group acting in concert, seeks to acquire control of WSB, as “control” is defined in the OTS’s regulations.  In reviewing a notice, the OTS is required to take into consideration certain statutory factors, including the financial and managerial resources of the acquirer, the competitive effects of the proposed acquisition and any adverse effect on the DIF.  If a company, an individual who owns or controls more than 25% of the voting shares of a savings and loan holding company or a director or officer of a savings and loan holding company seeks to acquire control of us, an application for approval must be submitted to the OTS instead of the notice described above.  In reviewing an application, the OTS is required to take into consideration certain statutory factors in addition to those considered under the Change in Bank Control Act, including the convenience and needs of the community to be served, the adequacy of available information.

Proposed Legislation and Regulatory Actions

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Item 1A.  Risk Factors

You should consider carefully the following risks, along with the other information contained in and incorporated into this annual report.  The risks and uncertainties described below are not the only ones that may affect us.  Additional risks and uncertainties also may adversely affect our business and operations.  If any of the following events actually occur, our business and financial results could be materially adversely affected.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the OTS, our chartering authority, and by the FDIC, as insurer of our deposits. Such regulation and supervision govern the activities in which a financial institution may engage and are intended primarily for the protection of the insurance fund and depositors and are not intended for the protection of holders of our common stock. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Further, regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business.  These requirements may constrain our rate of growth.

We further anticipate that additional laws and regulations may be enacted in response to the current financial crises that could have an impact on our operations.  Any changes in regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material adverse impact on our operations, and we cannot currently predict the impact of any such potential changes.  The cost of compliance with regulatory requirements could adversely affect our ability to operate profitably.  In addition, the burden imposed by these federal and state regulations may place banks in general, and the Bank specifically, at a competitive disadvantage compared to less regulated competitors.

If economic conditions continue to deteriorate, our results of operations and financial condition could be adversely affected as borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.  Because a significant portion of our loan portfolio is comprised of real estate related loans, continued decreases in real estate values could adversely affect the value of property used as collateral for loans in our portfolio.  Although we have not been impacted by recent adverse economic changes due to our strict underwriting standards, further adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

If U.S. credit markets and economic conditions continue to deteriorate, our liquidity could be adversely affected.

Our liquidity may be adversely affected by the current environment of economic uncertainty reducing business activity as a result of, among other factors, disruptions in the financial system in the recent past.  Dramatic declines in the housing market during the past year, with falling real estate prices and increased foreclosures and unemployment, have resulted in significant asset value write-downs by financial institutions, including government-sponsored entities and investment banks.  These investment write-downs have caused financial institutions to seek additional capital.

Our focus on commercial and real estate loans may increase the risk of credit losses.

We offer a variety of loans including commercial business loans, commercial real estate loans, construction loans, home equity loans and consumer loans.  We secure many of our loans with real estate (both residential and commercial) in the Maryland suburbs of Washington, D.C.  While we believe our credit underwriting adequately considers the underlying collateral in the evaluation process, further weakness in the real estate market could adversely affect our customers, which in turn could adversely impact us.  Further, commercial lending, which we are trying to increase, generally carries a higher degree of credit risk than do residential mortgage loans because of several factors including larger loan balances, dependence on the successful operation of a business or a project for repayment, or loan terms with a balloon payment rather than full amortization over the loan term.

We face strong competition in our market area, which could hurt our profits and slow growth.

We face strong competition in our market area from many other banks, savings institutions, and other financial organizations, as well as many other companies now offering a broad array of financial services.  Many of these competitors have greater financial resources, name recognition, market presence and operating experience than we do and are able to offer services that we cannot.  If the Bank cannot attract deposits and make loans at a sufficient level, our operating results will suffer, as will our opportunities for growth.

Because the Bank serves a limited market area in Maryland, an economic downturn in our market area could more adversely affect us than it affects our larger competitors that are more geographically diverse.

Our success is largely dependent on the general economic conditions of our targeted market area of the Baltimore-Washington corridor. Broad geographic diversification is not currently part of our community bank focus.  As a result, if our market area continues to suffer an economic downturn, it may more severely affect our business and financial condition than it affects larger bank competitors. Our larger competitors serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market area.  Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans. Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our securities.

Our operations are susceptible to adverse effects of changes in interest rates.

Our operations are substantially dependent on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. As with most depository institutions, our earnings are affected by changes in market interest rates and other economic factors beyond our control. If our interest-earning assets have longer effective maturities than our interest-bearing liabilities, the yield on our interest-earning assets generally will adjust more slowly than the cost of our interest-bearing liabilities, and, as a result, our net interest income generally will be adversely affected by material and prolonged increases in interest rates and positively affected by comparable declines in interest rates. Conversely, if liabilities reprice more slowly than assets, net interest income would be adversely affected by declining interest rates, and positively affected by increasing interest rates. Currently our average interest rate on interest-earning assets has decreased which has impacted our results of operations. At any time, it is likely that our assets and liabilities will reflect interest rate risk of some degree, and changes in interest rates may therefore have a material adverse affect on our results of operations.

In addition to affecting interest income and expense, changes in interest rates also can affect the value of our interest-earning assets, comprising fixed- and adjustable-rate instruments, as well as the ability to realize gains from the sale of such assets. Generally, the value of fixed-rate instruments fluctuates inversely with changes in interest rates.

Our allowance for loan losses may not be sufficient to cover loan losses and any increase in our allowance for loan losses would adversely affect earnings.

We believe we have established an allowance for loan losses to prudently cover the eventuality of losses inherent in our loan portfolio. However, we cannot predict loan losses with certainty and we cannot assure you that charge offs in future periods will not exceed the allowance for loan losses. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. An increase in our allowance for loan losses could reduce our earnings.

We depend on the services of key personnel.  The loss of any of these personnel could disrupt our operations and hurt our business.

Our success depends, in large part, on our ability to attract and retain key people, including Phillip Bowman, our CEO and Kevin Huffman, our President. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

We face limits on our ability to lend.

We are limited in the amount we can loan to a single borrower by the amount of our capital.  Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower.  As of December 31, 2008, we were able to lend approximately $8.4 million to any one borrower.  This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us.  We try to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available.  We may not be able to attract or maintain customers seeking larger loans and we may not be able to sell participations in such loans on terms we consider favorable.

Our information systems may experience an interruption or breach in security, which could damage our reputation and negatively impact our financial condition.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of any failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Our ability to compete effectively and operate profitably may depend on our ability to keep up with technological changes.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands and to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At December 31, 2008, we operated five savings branch locations in Bowie, Crofton, Millersville, Odenton, and Waldorf, Maryland.  Space for three of its branches, Millersville, Odenton and Waldorf, are under long-term leases with third parties.  Our corporate, administrative, and accounting offices are located in a five-story building in Bowie owned by WSB.  At December 31, 2008, 80% of the Bowie building’s residual space was tenant occupied. Also located in WSB’s corporate headquarters is our Commercial Lending Group, our Wholesale Mortgage Group and our Retail Mortgage Group.

Item 3.  Legal Proceedings

From time to time we may be involved in ordinary routine litigation incidental to our business.  At December 31, 2008, other than as discussed below, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

During 2003 we donated land we had foreclosed upon to the Maryland Environmental Trust and took a tax deduction for a conservation easement charitable donation.  On April 6, 2006, the Internal Revenue Service issued a notice attributable to the disallowance of the conservation easement charitable donation.  We had valued the donation at $2.1 million based on an appraisal of the land, and the deduction netted us a tax benefit of $745,000. The IRS disagreed with the appraisal and asserted that it would not allow the deduction.  On May 8, 2006, we filed a timely Protest appealing an Internal Revenue Service proposed adjustment on the valuation of the conservation easement donated to the Maryland Environmental Trust. We have a court date scheduled with the United States Tax Court on June 8, 2009. We maintain that the donation complied with the statutory requirements of 26 U.S.C. §170(h).  Based the relevant statutory provisions, regulations and case law on point, we believes we will be successful in establishing that the donation complied with and satisfied the applicable rules and regulations and therefore, we are entitled to the  charitable conservation easement donation as claimed.  Therefore, at this time, we are unable to determine whether or to what extent our valuation of the conservation easement will be sustained. The courts have traditionally resolved valuation disputes by reaching a middle ground between the competing values as proposed by the Internal Revenue Service and the taxpayer.  We have recorded a liability of approximately $513,423 in accordance with Financial Accounting Standards Board (FASB) Interpretation No 48 (Fin 48), as a result of this pending issue.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

WSB’s common stock is traded on the Nasdaq Global Market under the symbol “WSB.”  Prior to the holding company reorganization, the Bank’s common stock was listed on Nasdaq beginning September 4, 2007. Prior to that, the Bank’s common stock traded on the American Stock Exchange under the symbol “WSB.”  The following table reflects the high and low closing sale prices for, as well as dividends declared during, the periods presented.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	Price per Share				Cash Dividends
	2008		2007		Paid per Share
Fiscal Period	High	Low	High	Low	2008	2007
1st Quarter	$6.08	$5.25	$9.25	$8.45	$0.04	$0.04
2nd Quarter	5.92	5.26	8.73	8.19	0.06	0.04
3rd Quarter	5.50	4.50	8.12	6.50	0.04	0.04
4th Quarter	4.95	2.65	7.20	5.25	0.04	0.04

As of March 16, 2009, WSB had 244 record holders of our common stock.

Cash dividends are subject to determination and declaration by the Board of Directors, which takes into account our financial condition, results of operations, tax considerations, industry standards, economic conditions, and other factors, including regulatory restrictions. Cash dividends are declared and paid in the same calendar quarter. For a discussion of the regulatory restrictions on the declaration and payment of dividends, see “Business—Supervision and Regulation—Restrictions on Capital Distributions.”  The Board of Directors has reviewed its capital management plan including its dividend policy and believes that the current capital levels are appropriate and resumed paying quarterly dividends effective with the first quarter of the 2007 fiscal year.  This development is a result of the progress made in our strategic plan for delivering long term shareholder value.  No assurance can be given that dividends will be declared in the future, or if declared, what the amount of dividends will be, or whether such dividends will continue. The Board will continue to review WSB’s dividend practice on a quarterly basis.

Unregistered Sales of Equity Securities and Use of Proceeds

In April 2008, the Board of Directors gave the authority to management to repurchase up to $1.0 million of the outstanding shares of the Company’s stock.  There is no stated expiration date for the plan.  The following table sets forth information in connection with shares eligible and purchases of our common stock made by, on behalf of, us during the fourth quarter of 2008.

	For the Three Months ended December 31, 2008
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchaesd as part of publicly announced plan	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plan(1)
October 1 - October 31	774	$3.95	774	$597,282
November 1 - November 30	563	3.84	563	595,120
December 1 - December 31	—	—	—	595,120
Total	1,337	$3.90	1,337	$595,120

(1)  Board approved stock buy back plan has a repurchase of $1.0 million of the outstanding shares of the company’s stock; however, no number of share limitation.

Item 6.  Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of  Financial Condition and Results of Operations

Overview

WSB became the holding company of the Bank as of January 3, 2008, and reports financial results on a calendar year basis (unlike the Bank’s previous fiscal year).  Accordingly, results of operations and other financial data for periods prior to January 3, 2008 are for the Bank, and thereafter are for WSB on a consolidated basis.  The Bank has changed its fiscal year end from July 31 to December 31 to be consistent with the year-end of WSB.

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

Our results of operations are primarily determined by the difference between the interest income and fees earned on loans, investments and other interest-earning assets, and the interest expense paid on deposits, borrowings and other interest-bearing liabilities, which is referred to as “net interest income”.  The difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities is known as net interest-rate spread.  Our principal expense is the interest we pay on deposits and borrowings.  Net interest income is significantly affected by general economic conditions and by policies of state and federal regulatory authorities and the monetary policies of the Federal Reserve Board.  Our net income is also affected by the level of our other income, including loan related fees, gain on sale of loans, deposit-based fees, rental income, operations of the Bank’s service corporation subsidiary, gains on sales of REO, gains on sales of loans and investment securities as well as operating and tax expenses.

During this period of economic slowdown, the effects of which, including declining real estate values resulting in asset impairment and tightening liquidity, has particularly impacted the banking industry in general, management continues to stress credit quality within both our loan and investment portfolios.  However, given the current state of the residential housing market as well as our previous reliance on residential construction and mortgage loans, we have been diversifying the loan portfolio.  Management continues efforts to shift the portfolio from residential lending into commercial real estate and commercial and industrial loans (more commonly referred to as business lending). As part of seeking more diversity in the loan portfolio, we have established commercial business and commercial real estate lending departments staffed with experienced lenders in an effort to significantly expand our nonresidential loan portfolio. This change is particularly important given the current state of the residential housing markets and our prior reliance on residential construction and mortgage origination. To expand its commercial customer deposit base, the Bank has implemented remote deposit capture services for commercial customers.  This service compliments the Bank’s PC Banking platform and provides us a commercially viable means to serve the depository needs of businesses beyond our branch network.  We believe that the expansion of our commercial base is significant to the profitability of the Bank in that commercial customers provide lower cost deposit funding, with commercial loan borrowings structures that reprice to interest rate changes under terms that are favorable to the Bank. Management believes that interest rates and general economic conditions nationally and in our market area are most likely to have a significant impact on our results of operations. We carefully evaluate all loan applications in attempt to minimize our credit risk exposure by obtaining a thorough application with enhanced approval procedures; however, there is no assurance that this process can reduce lending risks.  Management reviews models and has established benchmark rates and assures that we remain within the limits.  If the limits exceed the established benchmark rate, management develops a plan to bring interest rate risk back within the limits.

Our management considers return on average assets and equity as a measure of our earnings performance. Return on average assets measures the ability to utilize our assets to generate income. However, current economic conditions such as unemployment or declining real estate values, may have a significant impact on our ability to utilize those assets.  Return on average assets and equity was .05% and .39%, .65% and 4.61%, during the years ended December 31, 2008 and July 31, 2007, respectively, and .27% and 1.86% during the five month periods ended December 31, 2007 and December 31, 2006, respectively.

We have increased our loan portfolios of commercial business and commercial real estate to commercial borrowers approximately $68 million bringing the total to approximately $117.6 million, or 49.6% of total loans held for investment from $49.2 million, or 24.1% of loans held for investment at July 31, 2007.  We believe that the expansion of our commercial customer base is significant to the profitability of the Bank in that commercial customers provide lower cost deposit funding, with commercial loan borrowings structures that reprice to interest rate changes under terms that are favorable to the Bank.

We are continually seeking to increase our core deposits and advertise our lower-cost NOW accounts, no fee checking incentives, an overdraft protection program, variable money fund savings account priced to current interest rates, and the advantages of customer access to ATM networks.

Both basic and diluted earnings per share amounts are shown on the Consolidated Statements of Earnings.  Per-share references in this report are to “basic earnings per share” unless otherwise stated.

Forward Looking Statements

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. The statements presented herein with respect to, among other things, our expectations regarding increasing our commercial loan portfolio, the impact of current and expected economic changes and conditions, the allowance for loan losses, expected increases in investment income, settlement of loans committed to be purchased and the potential for losses in connection therewith, expected impact on expenses of recent staffing reductions, expected terms of loans, prepayments and refinancings, the Bank’s continuing to meet its capital requirements and increases in liquidity in the foreseeable future, and the expected outcome of legal proceedings are forward-looking.

Forward-looking statements are based on the Company’s current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions and assumptions and results may ultimately vary from the statements made in this report.  Our future results and prospects may be dependent upon a number of factors that could cause our performance to differ from the performance anticipated or projected in these forward-looking statements or to compare unfavorably to prior periods.  Among these factors are: (a) ongoing review of our business and operations; (b) implementation of changes in lending practices and lending operations; (c) the Board of Directors ongoing review of our capital management plan; (d) changes in accounting principles; (e) government legislation and regulation; (f) changes in interests rates; (g) further deterioration of economic conditions; (h) credit or other risks of lending activity, such as changes in real estate values and changes in the quality or composition of our loan portfolio; (i) the impact of any legal or regulatory proceedings; and (j) other expectations, assessments and risks that are specifically mentioned in this report and in such other reports we have filed with the Securities and Exchange Commission. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected.  Unless required by law, we do not undertake, and specifically disclaim any obligations, to publicly update or revise any forward- looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. We use historical loss factors as one factor in determining an inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical factors that we use.  In addition, GAAP itself may change from one previously acceptable method to another.  Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Management views the allowance for loan losses as a critical accounting policy. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio.  The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114 “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the difference between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Results of Operations

General.  Net earnings for the year ended December 31, 2008 were $236,000, or $0.03 per basic share, compared to $2.9 million, or $0.38 per basic share, for the year ended July 31, 2007.

The decrease in net earnings for the year ended December 31, 2008, as compared to the year ended July 31, 2007, was primarily the result of the Bank allocating $2.2 million to its allowance for loan losses during the year, a $2.0 million decrease in net interest income, and a tax expense of $1.3 million in 2007 versus a tax benefit of $413,000 in 2008.  The decrease in net interest income reflects an interest rate compression as the interest rate on our interest-earning assets decreased while the interest rate on our interest-bearing liabilities increased during the period. This interest rate compression was partially mitigated by an overall shift from Federal Home Loan Bank (“FHLB”) advances to brokered deposits due to the lower interest rates offered on the FHLB advances compared to the rates on brokered deposits. In general, the decrease in net interest income is primarily the result of a decrease in yield on earning assets and an increase in the volume on interest-bearing liabilities.

Net earnings decreased $805,000 to $493,000 for the five months ending December 31, 2007 compared to net earnings of $1.3 million for the comparable 2006 period.  This decrease was primarily the result of a decrease of $909,000, or 15%, in net interest income. The decrease is primarily the result of higher interest rates on deposits offset by lower rates on borrowings.

Our net earnings for the year ending December 31, 2008, included a $584,000 gain from the sale of MBS and investment securities compared to a $183,000 loss for fiscal year ending July 31, 2007.  The gain, net of taxes, was approximately $354,000 for the year ending December 31, 2008 compared to, net of taxes, a loss of approximately $121,000 for the year ending July 31, 2007.

Net earnings for the five months ending December 31, 2007, included a $7,900 gain from the sale of investment securities compared to a $47,000 loss for the comparable period of 2006.

Without giving effect to the above-mentioned after tax securities gains and losses, we would have had a net loss of approximately $118,000 and net earnings of approximately $2.9 million for the years ending December 31, 2008 and July 31, 2007, respectively.  We received a tax benefit of $413,000 for the year ended December 31, 2008, which contributed to our net earnings for the year.

A significant factor affecting earnings has been in the gain on sale of loans.  Gain on sale of loans was $660,000 for the year ended December 31, 2008 compared to $1.0 million for the year ended July 31, 2007, a decrease of $377,000 or 36%.  The decrease  for 2008 is primarily the result of the decrease in our loan originations sold in the secondary market.

Gain on sale of loans was $353,000 for the five-month period ending December 31, 2007 compared to $480,000 for the comparable 2006 period.  This decrease was the result of fewer loan originations sold in the secondary market.

Average Balances, Interest and Yields.  The following table sets forth, for the periods indicated, information regarding:  (i) the total dollar amounts of interest income from interest-earning assets and the resulting average yields; (ii) the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs; (iii) net interest income; (v) interest rate spread; (v) average interest-earning assets and the total yield earned on average interest-earning assets; (vi) average interest-bearing liabilities, the amount of interest paid on such liabilities and the average interest rate paid on interest-bearing liabilities; and (vii) the ratio of total interest-earning assets to total interest-bearing liabilities.  Average balances, yields, and costs are calculated on the basis of month-end averages (except deposits, which are on the basis of daily averages) for all periods through December 31, 2008.

Weighted average yields and costs at December 31, 2008 are also indicated.  Non-accrual loans are included in total loan balances, lowering the effective yield for the loan portfolio in the aggregate.

	Year Ended December 31,			Year Ended July 31,
	2008			2007
	Average Balance	Interest(1)	Yield/ Cost	Average Balance	Interest(1)	Yield/ Cost
Interest-earning assets:
Loans	$234,066	$16,383	7.00%	$216,569	$17,602	8.13%
Mortgage-backed securities	123,793	6,877	5.56	50,278	2,815	5.60

Investment securities (excluding MBS)	65,449	3,664	5.60	140,392	7,509	5.35
Other interest-earning assets	7,113	139	1.96	4,907	256	5.21
Total interest-earning assets (2)	$430,421	27,063	6.29%	$412,146	28,182	6.84%
Interest-bearing liabilities:
Deposits	257,510	9,756	3.79	297,242	10,802	3.63
Other borrowings	130,625	5,782	4.43	72,423	3,818	5.27

Total interest-bearing Liabilities (2)	$388,135	15,538	4.00%	$369,665	14,620	3.95%

Net interest income/interest rate spread (3)		$11,525	2.29%		$13,562	2.89%
Net yield on interest-earning assets (4)			2.68%			3.29%
Ratio of interest-earning assets to interest-bearing liabilities			110.9%			111.49%

(1)                  There are no tax equivalency adjustments.

(2)                  This is a weighted average yield.

(3)                  Interest-rate spread is the arithmetic difference between the average yield on interest-earning assets (expressed as a percentage) and the average cost of interest-bearing liabilities (expressed as a percentage).

(4)                  Net yield on interest-earning assets is the ratio of net interest income to average interest-earning assets.

Rate/Volume Analysis.  The following table shows, for the periods indicated, the changes in interest income and interest expense attributable to: (i) changes in volume (change in volume multiplied by prior period rate); and (ii) changes in rate (change in rate multiplied by current period volume).

	Years Ended December 31, 2008 v. July 31, 2007 Increase (Decrease)			Year Ended July 31, 2007 v. 2006 Increase (Decrease)
	Due to Volume	Due to Rate	Rate/ Volume	Due to Volume	Due to Rate	Rate/ Volume
	(dollars in thousands)
Interest Income:
Loans(1)	$1,423	$(2,642)	$(1,219)	$(8,791)	$(37)	$(8,828)
Mortgage-backed securities	4,117	(55)	4,062	1,395	35	1,430
Investment securities	(4,109)	264	(3,845)	2,342	825	3,167
Other interest-earning assets	115	(232)	(117)	(1,301)	55	(1,246)
Total interest income	1,546	(2,665)	(1,119)	(6,355)	878	(5,477)

Interest Expense:
Deposits	(1,442)	396	(1,046)	(2,685)	1,126	(1,559)
Other	3,067	(1,103)	1,964	908	(93)	815
Total interest	1,625	(707)	918	(1,777)	1,033	(744)
Decrease in net interest income	$(79)	$(1,958)	$(2,037)	$(4,578)	$(155)	$(4,733)

(1)                  Includes approximately $274,000, $764,000, and $1,815,000 of loan fees earned for calendar 2008, fiscal 2007 and fiscal 2006, respectively.

Net Interest Income.   During 2008, net interest income before the provision for loan losses decreased $2.0 million, or 15.0%, to $11.5 million from $13.5 million for 2007.  The decrease is due to a $1.1 million decrease in interest income and a $900,000 increase in interest expense.

The decrease in interest income during 2008 is due to decreases in the rates paid on our interest-earning assets in 2008 as compared to the 2007 period, which decreased total interest earned during 2008 despite an increase in the amount of our interest-earning assets during 2008.  For the year ended December 31, 2008, the average balance of our total interest-earning assets increased to $430.4 million from $412.1 million for the year ended July 31, 2007.  This increase is primarily the result of an increase in the loan held-for-investment portfolio and MBS, offsetting a decrease in investment securities. The increase in the loan held-for-investment portfolio is primarily due to increased originations in commercial and commercial real estate loans. The increase in MBS is due to the reinvestment of available-for-sale securities that were called or matured during 2008. The average yield on our interest-earning assets for the year ended December 31, 2007 decreased to 6.29% from 6.84% for the year ended July 31, 2007.  The decrease in the average yield is the result of lower interest rates on the loan held-for-investment portfolio.

Interest expense increased during 2008 primarily as a result of an increase in interest-bearing liabilities.  The average balance of interest-bearing liabilities increased to $388.1 million for the year ended December 31, 2008 as compared to $369.7 million for the year ended July 31, 2007, due to an increase in borrowings partially offset by a decrease in deposits.  The average cost of interest-bearing liabilities increased slightly to 4.00% as of December 31, 2008 from 3.95% as of July 31, 2007.  The increase of $58.1 million in borrowings is the result of $28.1 million in FHLB advances and $30.0 million in reverse repurchases.  For the year ending December 31, 2008, as compared to the year ending July 31, 2007, deposits decreased $31.7 million due to a in runoff of time deposits , partially offset by an increase in savings and NOW accounts. The runoff in time deposits was a result of our offering lower interest rates on time deposits during 2008, which caused these deposits to not be renewed when they came due.  However, management directed its focus to increase its core savings and NOW accounts by increasing the rates offered on these products compared to our competitors.  As a result, some of the funds that were in time deposits were directed to savings and NOW accounts when they came due.  At December 31, 2008 and July 31, 2007, our time deposits were $189.3 million and $232.3 million, respectively, and the corresponding interest expense on these deposits during 2008 and 2007 was approximately $8.7 million and $10.2 million, respectively.  This total at December 31, 2008, included 18 accounts totaling approximately $68.9 million of deposits received through brokers.  These funds were primarily used to fund loan originations and purchase investments.  These brokered accounts consists of individual accounts issued under master certificates in the broker’s name.  These types of accounts are covered by FDIC insurance.  The interest rates on these brokered deposits are similar to our posted rates or less than the borrowed fund rates for similar terms.

During the five-month period ending December 31, 2007, net interest income decreased $909,000, or 15.2%, to $5.1 million from $6.0 million for the comparable 2006 period.  The decrease is primarily the result of higher interest rates on deposits offset by lower rates on borrowings.  The average cost of interest-bearing liabilities increased to 4.17% for the period ending December 31, 2007, compared to 3.76% for the comparable period ending December 31, 2006.

Allowance for Loan and REO Losses.  Our loan portfolio is subject to varying degrees of credit risk.  We seek to mitigate this risk through portfolio diversification and limiting exposure to any single customer or industry.  We maintain an allowance for loan losses (the “allowance”) to absorb losses inherent in the loan portfolio.  The amount of the allowance is based on careful, continuous review and evaluation of the loan portfolio, along with monthly and quarterly assessments of the probable losses inherent in that portfolio. The amount of the allowance is reviewed monthly by the Loan Committee and reviewed and approved monthly by the Bank’s Board of Directors. The methodology for determining the appropriate amount of the allowance includes:  (1) a formula allowance reflecting historical losses by credit category, (2) the specific allowance for risk rated credits on an individual or portfolio basis, and (3) a non-specific allowance which considers risk factors not evaluated by the other two components of the methodology.   Additions to the allowance are made through periodic charges to income (provision for loan losses), and actual loan losses are charged against the allowance, while recoveries are added to the allowance.

Each of the components of the allowance for loan losses is determined based upon estimates that can and do change when the actual events occur.  The specific allowance is used to individually allocate an allowance for loans identified for impairment testing.  Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral.  These factors are combined to estimate the probability and severity of inherent losses.  When an impairment is identified, a specific reserve is established based on our calculation of the loss embedded in the individual loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, we do not separately identify individual consumer and residential loans for impairment.  The formula allowance is used for estimating the loss on those loans internally classified as high risk exclusive of those identified for impairment testing. The Bank categorizes its classified assets within four categories: Special Mention, Substandard, Doubtful and Loss. Special Mention loans have potential weaknesses that deserve management’s attention. These loans are not adversely classified and do not expose an institution to sufficient risk to currently warrant adverse classification. Substandard loans are loans that have a well-defined weakness. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. The Doubtful category consists of loans where we expect a loss, but not a total loss. Various subjective factors are considered with the most important consideration being the estimated underlying value of the collateral in determining the loss reserve for these loans. Loans that are classified as “Loss” are fully reserved for on our financial statements, while we establish a prudent allowance for loan losses for loans classified as “Substandard” or “Doubtful” and “Special Mention”. The loans meeting the criteria for classification as special mention, substandard, doubtful and loss, as well as impaired loans are segregated from performing loans within the portfolio.  Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment).  Each loan type is assigned an allowance factor based on management’s estimate of the associated risk, complexity and size of the individual loans within the particular loan category.  Classified loans are part of the  formula allowance and are assigned a higher allowance factor than non-classified loans due to management’s concerns regarding collectability or management’s knowledge of particular elements surrounding the borrower.  Allowance factors grow with the worsening of the internal risk rating.  The non-specific formula is used to estimate the loss of non-classified loans and loans identified for impairment testing for which no impairment was identified.  These loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of loan review system and the effect of external factors (i.e. competition and regulatory requirements).  The factors assigned differ by loan type.

We have significant discretion in making the judgments inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors on the formula allowance and nonspecific allowance components.  The establishment of allowance factors is a continuing exercise, based on management’s continuing assessment of the global factors discussed above and their impact on the portfolio, and allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans.  Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net earnings.  Errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs.

The allowance is increased by provisions for loan losses, which are charged to expense.  Charge-offs of loan amounts determined by management to be uncollectible or impaired decrease the allowance, while recoveries of loans previously charged-off are added back to the allowance.  We make provisions for loan losses in amounts considered by management necessary to maintain the allowance at an appropriate level to cover its estimate of losses inherent and probable in the loan portfolio, as established by use of the allowance methodology.  Under the methodology, we consider trends in credit risk against broad categories of homogenous loans, as well as a loan by loan review of loans criticized or classified by the Company.  The provision for loan losses was $2.2 million in 2008 compared to a reversal of prior provisioning of $300,000 that was made from the allowance for loan losses during fiscal 2007.  Generally, the current economic environment has led to an increase in loan delinquencies and the decrease in valuation of real estate collateral used to secure some of these loans, thus resulting in a significant increase in the provision. Management identified the following, occurring during 2008, as specific reasons for the increase in the allowance during 2008:

•                         We experienced defaults in 1-4 family residential loans of approximately $492,000 compared to $327,000 of such defaults in 2007.

•                         We experienced defaults in lot loans of approximately $531,000 compared to $168,000 of such defaults in 2007.

•                         We experienced defaults in construction residential loans of approximately $333,000 compared to $506,000 during 2007.

•                         Due to the increase in the commercial and commercial real estate loan portfolio, we established reserves for these types of loans at levels in line with the industry.

•                         As a result of an analysis of the current portfolio, we recognized an increase of the loss allocation percentages to our internally classified loans which consist of special mention, substandard, doubtful and loss.

We are intent on maintaining a strong credit review system and risk rating process. Management believes its evaluation as to the adequacy of the allowance as of December 31, 2008 is appropriate, however, provisions for 2008 are not necessarily indicative of future provisioning.  Subjective judgment is significant in the determination of the provision and allowance for loan losses, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans.  A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and/or charge-off is normal and to be expected.  Future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, which may result from changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio and the allowance.  Such review may result in additional provisions based upon the agencies’ judgments of information available at the time of each examination.

We have developed a comprehensive review process to monitor the adequacy of the allowance for loan losses.  The review process and guidelines were developed using guidance from federal banking regulatory agencies and rely on relevant observable data.  The observable data considered in the determination of the allowance is modified if other more relevant data becomes available.  The results of this review process support management’s view as to the adequacy of the allowance as of the balance sheet date.

Changes in estimation methods may take place based upon the status of the economy, and  the estimate of the value of the property securing loans and as a result, the allowance may increase or decrease. Future adjustments could substantially affect the amount of the allowance.

The current economic environment has led to an increased volume in loan delinquencies, an increase of internally criticized loans, and the devaluation of real estate collateral used to secure some of these loans.  Additionally, we continue to experience an increase in our commercial real estate and commercial lending portfolio, for which management uses a higher reserve factor than traditional mortgages due to a historical loss history from both the Bank and industry indicating a higher risk of default for commercial loans. The allowance for loans losses is very subjective in nature, relying significantly on historical loss experience, collateral valuations available to management on specific loans, and economic conditions.

The $5.8 million loans held-for-sale portfolio has already been committed to be purchased by investors and is normally settled within 30 days.  Analysis of our history of sold loans indicates that minimal credit losses have been realized after the sale of loans, and therefore management does not consider these loans in determining the amount of the allowance.

As of December 31, 2008, the allowance increased by $1.4 million, or 32%, to $5.8 million or 2.06% of the loan portfolio from $4.4 million or 1.94% of the loan portfolio at July 31, 2007.  Most of the change in allowance position was due a noticeable increase in the charge-offs experienced in the loan portfolio, which impacted management’s analysis of the adequacy of the allowance for loan loss during the year ending December 31, 2008.  During the year ended December 31, 2008, the charge-offs were approximately $1.5 million and approximately $37,000 was recorded as recoveries.

During the year ended July 31, 2007, charge-offs were approximately $1.1 million and approximately $52,000 was recorded as recoveries for a net charge off of $1.0 million.  Of this total, $674,000 was construction and land loans, $327,000 was mortgage residential loans and $1,000 was consumer loans. The risks associated with construction lending are considered to be greater than traditional residential mortgage lending.

The following table sets forth certain information as to the allowance for loan losses:

	Year ended December 31,	Transition Period Aug 1- Dec 31	Year Ended July 31,
	2008	2007	2007
	(dollars in thousands)

Average loans held for investment	$228,497	$210,439	$208,156

Total gross loans outstanding— held for investment at year end	$241,941	$227,579	$208,046

Allowance, beginning of year	$4,217	$4,045	$5,347
Charge-offs
single family	(493)	—	(327)
construction	(333)	(361)	(528)
other	(685)	(13)	(199)
	(1,511)	(374)	(1,054)
Recoveries :
single family	10	—	—
construction	2	45	23
other	25	301	29
Net charge-offs	(1,474)	(28)	(1,002)
Provision (Reversal) for loan losses	2,230	200	(300)

Allowance, end of year	$4,973	$4,217	$4,045

Allowance as a percentage of total gross loans— held for investment	2.06%	1.85%	1.94%
Net charge-offs as a percentage of average loans	0.65%	0.01%	0.48%

Our loans held-for-investment portfolio increased $33.9 million, or 16% as of December 31, 2008, compared to July 31, 2007.  Our average loans held-for-investment also increased by 9.8% for fiscal year 2008, compared to fiscal year 2007.  This increase is primarily the result of the increase in our commercial lending and commercial real estate lending.  Management continues with its diversification of WSB’s loan portfolio from residential lending into commercial real estate and business lending. However, these changes continue to be significantly hampered by the current economic slowdown.

The following table sets forth the allocation of the allowance for loan loss to each loan category as of December 31, 2008 and July 31, 2007.  The allowance established for each category is not necessarily indicative of future losses or charge offs for that category and does not restrict the use of the allowance to absorb losses in any category:

	December 31,		July 31,
	2008		2007
	Allowance Amount	Percentage of loans in each category to Total loans(1)	Allowance Amount	Percentage of loans in each category to Total loans(1)
Single family	$1,342	32.47%	$1,032	38.74%
Non-Residential	163	3.94%	138	5.18%
Commercial	2,009	48.55%	628	23.58%
Construction	1,089	6.09%	1,821	16.48%
Land and Development	364	8.80%	420	15.80%
Other	6	0.15%	6	0.22%
Total	$4,973	100.00%	$4,045	100.00%

(1) Excludes loans held-for-sale

Non-Performing Assets.

The following table sets forth information as to non-accrual and past due loans. We generally discontinue the accrual of interest on loans after a delinquency of more than four monthly payments, or when, in the opinion of management, the complete recovery of principal and interest is unlikely, at which time all previously accrued but uncollected interest is reversed from income.

	At December 31,	At July 31,
	2008	2007
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single family	$3,651	$1,104
Land	6,304	3,092
Construction	6,584	3,202

Non-mortgage loans:
Consumer	—	—
Commercial	1,129
Non-residential	659	—
Total non-accrual loans	18,327	7,398

Accruing loans which are contractually past due more than four months but with current payments:
Mortgage loans:
Single family	—	—
Land	—	—
Construction	—	—
Non-mortgage loans:
Consumer	—	—
Non-residential	—	—

Total accruing loans more than four months past due	—	—

Total non-performing loans	18,327	7,398

Foreclosed real estate	5,446	1,029

Total non-performing assets	$23,773	$8,427

Total non-performing loans to total loans held-for-investment	7.57%	3.56%

Allowance for loan losses to total non-performing loans	27.14%	54.68%

Total non-performing loans to total assets	4.03%	1.69%

Total non-performing assets to total assets	5.23%	1.93%

Total non-accrual loans increased by 147% to $18.3 million at December 31, 2008, compared to $7.4 million at July 31, 2007.  This net increase is largely due to a increase in land loans, residential construction and single family loans.

We had no loans accruing more than four months past due as of December 31, 2008 or  July 31, 2007.  These types of loans would have current payments, but the maturity dates would have expired and a request for an extension needs to be formally filed on their current contract to extend the maturity date to make the loan current.

The following table sets forth information as to loans defined as delinquent (three payments past due, less than the four months past due as presented on the previous schedule) on which we continued to accrue interest.

	At December 31,	At July 31,
	2008	2007
	(dollars in thousands)
Loans past due (three payments past due):
Mortgage loans:
Single family	$2,271	$276
Land	2,450	389
Construction	992	2,345

Non-mortgage loans:
Commercial	25	—
Consumer	—	—

Total past due loans	$5,738	$3,010

As of December 31, 2008, one conventional loan for approximately $201,000 has current payments but is contractually past due.  The maturity date on this loan has expired and a request for an extension needs to be formally filed on the current contract to extend the maturity date to make the loan current.

Real estate acquired at or in lieu of foreclosure is classified as real estate owned (“REO”) until such time as it is sold. Acquired property is recorded at the lower of net acquisition cost or fair value, less estimated costs to sell subsequent to acquisition.  Operating expenses of REO are reflected in non-interest expenses.  Any write-down of the property at the acquisition date is charged against the allowance for loan losses with any subsequent additional write-downs reflected in non-interest expenses.

As of December 31, 2008, there was a $15,000 provision for REO losses compared to no provision for REO losses for the year ended December 31, 2007.  The provision for REO losses was expensed during the respective period for REO property with a fair value less than the original carrying value.  The value of REO property held due to foreclosures at December 31, 2008 and July 31, 2007 were $5.4 million and $1.0 million, respectively.  At December 31, 2008, REO properties consist of $1.5 million in residential construction loans, $2.5 million in lot loans, $1.0 million in 1 - 4 residential and $505,000 in commercial loans. Management is actively seeking buyers for these properties.

Non-Interest Income.  Total non-interest income for the year ending December 31, 2008 was $3.2 million compared to $3.3 million for the year ending July 31, 2007.  Without giving effect to sale of MBS and investment securities during the respective fiscal periods, non-interest income would have been $2.6 million compared to $3.5 million for the years ending December 31, 2008 and July 31, 2007, respectively.

Loan-related fees consist primarily of late fees, document preparation fees, tax service fees and construction inspection fees. Gain on sale of loans includes servicing release fees and discount points earned on loans sold.  Other income includes primarily fees from our deposit-based operations.

Non-interest income decreased $132,000, or 4.0% in the year ended December 31, 2008, compared to year ended July 31, 2007.  The decrease was primarily due to decreases in loan-related fees, gain on the sale of loans and gain on sale of real estate acquired in settlement of loans, partially offset by increases on the gains on sale of MBS and investment securities and other income.  Gain on sale of loans decreased $377,000 due to an overall reduction of loans sold in the secondary market, partially offset by higher premiums and increased collection of up-front fees associated with those loans as well as lower costs associated with the origination of these loans. The costs associated with these loans decreased primarily as the result of the reduced volume and elimination of expenses associated with our wholesale mortgage lending business. We have benefited the past several years from the historically low interest rate environment which had resulted in higher levels of mortgage originations and related earnings from loan fees and gains on loan sales.  While we continue to offer traditional mortgage financing through our mortgage banking operations our ability to originate loans held-for-sale has been negatively impacted by the current market constriction as to non-conforming and non-traditional mortgage offerings, and overall credit tightening, resulting in a corresponding decrease in related fees.

Loan-related fees decreased $298,000 during the year ended December 31, 2008, due primarily to the reduction of loan originations during 2008.  We originated approximately 346 loans that were sold in the secondary market totaling $84.4 million during fiscal 2008, compared to 416 loans totaling $106.6 million during fiscal 2007. Gain on sale of MBS and investment securities classified as available for sale during 2008 was due to the sale of $5.9 million MBS and $56.7 million investment securities that were called or sold during the year, resulting in a $584,000 pre-tax gain or approximately $354,000 after tax gain, compared to the sale of $66.5 million of FHLB Agencies during the year ending July 31, 2007, resulting in a pre-tax loss of $183,000 or approximately $121,000 after tax. These investments were sold in an effort to minimize reinvestment risk while improving portfolio yield. The funds were reinvested primarily in MBS which we have the ability to hold until maturity or sell to take advantage of favorable interest rate changes.

The decrease on the gain on sale of real estate acquired in settlement of loans during 2008 is due to the gain on sale of 15 properties resulting in a net gain of $170,000 compared to a net gain of $508,000 on the sale of 24 properties during fiscal, 2007.

The $119,000 increase in other income during 2008 is primarily the result of income received from Bank Owned Life Insurance totaling $466,000, offsetting a decrease of $69,000 on income received on deposits.

Total non-interest income for the five-month period ending December 31, 2007 was $1.3 million, compared to $1.6 million for the comparable period ending December 31, 2006.  Non-interest income decreased $300,000, or 19.0% during the 2007 period, primarily due to a decrease in loan-related fees and gain on the sale of loans.  Loan-related fees decreased $137,000 due to fewer mortgage originations.  Gain on sale of loans decreased $127,000 due to the interest rate environment and premiums earned on mortgage loans sold in the secondary market. We originated approximately 155 loans that were sold in the secondary market during the five-month period ended December 31, 2007, compared to 234 loans for the comparable period ended December 31, 2006.

Non-Interest Expenses.  Non-interest expenses were $12.6 million and $13.0 for the years ended December 31, 2008 and July 31, 2007, respectively.

The $344,000 decrease in non-interest expenses during the year ended December 31, 2008 as compared to the year ended July 31, 2007 was primarily due to decreases of $774,000 in salaries and benefits, $229,000 in deposit insurance premiums, and $78,000 in professional services, partially offset by increases of $637,000 in other expenses and $92,000 in advertising.  The decrease in salaries and benefits is the result of the reduced loan production on loans sold in the secondary market and the commissions associated with these loans.  In addition, we terminated some employees as part of the closing of our wholesale mortgage lending operation and all but one of our retail mortgage offices during 2008.  We have also reduced staff throughout various areas, primarily back-office functions, but these decreases have been partially offset by increased staff associated with the growth of business lending activities due to the continuing growth in our commercial loans.  We expect these expense reductions continue to benefit us in the foreseeable future. The decrease in deposit insurance premiums and assessments is the result of an FDIC ruling, pursuant to the Federal Deposit Insurance Reform Act of 2005, to assess deposit insurance premiums against all depository institutions based on their current condition and nature of their activities and on the revenue needs, as determined by the FDIC for the Deposit Insurance Fund.  Based on our assessed condition and our activities, the Bank was entitled to a credit against these premiums based on the premiums paid on or before December 31, 1996.  The increase in other expenses is primarily due to increases in foreclosure costs associated with increased foreclosure of real estate loans as well as expenses associated with our stock being listed on The NASDAQ Global Market and the holding company reorganization, which were the primary reasons for the increase in professional fees during 2008.

Total non-interest expenses for the five-month period ended December 31, 2007 decreased $491,000 compared to the five-month period ended December 31, 2006.  The decrease was primarily due to decreases of $389,000 in salaries and benefits, $292,000 in professional services and $249,000 in deposit insurance premiums, partially offset by a $260,000 increase in other expenses and a $117,000 increase in advertising.  The decrease in salaries and benefits is associated with fewer loan production commissions.  The decrease in professional services is primarily due to a litigation settlement that was accounted for as an offset against litigation expenses during the 2007 period.

Income Taxes.  Although we generally provide for income taxes at substantially equivalent statutory rates, the tax effects of certain operations have caused variances in our overall effective tax rates from year to year.  As a result, a tax benefit of $413,000 occurred for the year ended December 31, 2008 compared to a tax expense of $1.3 million for the year ended July 31, 2007.  The tax benefit was the result of a pre-tax loss of $177,000, the exclusion of income for the bank owned life insurance, and a tax benefit attributable to our investments portfolio of which a significant portion is not subject to Maryland state taxes.  The effective tax rates were (233.0%) and 31.7 for years ended December 31, 2008 and July 31, 2007, respectively.

Financial Condition and Liquidity.

General.

Total assets were $454.5 million at December 31, 2008 as compared to $437.0 million at July 31, 2007.  The $17.5 million, or 4.0%, increase in assets at December 31, 2008 was principally attributable to an increase of $33.9 million in loans held-for-investment and $47.8 million in MBS, offsetting the decrease of $72.4 million in investment securities.  As our short term investment securities were called, we reinvested into highly-rated mortgage-backed securities, which we will have the ability to hold until maturity and which, we believe, will result in improving our portfolio yield.  The increase in loans-held-for investment is primarily due to a substantial increase in our commercial and commercial real estate lending portfolio.

Liabilities increased by $26.6 million, or 7.1%, to $400.8 million at December 31, 2008 as compared to $374.2 million at July 31, 2007, as a result of an increase of $28.1 million in FHLB advances and $30.0 million in other borrowings offsetting a decrease of $31.7 million in our total deposits. The decrease in deposits is the result of the runoff of time deposits due to the lower interest rate environment, partially offset by an increase in savings and NOW accounts. To address this runoff, management has directed its focus to increase its core savings and NOW accounts by increasing the rates we offer on these products so that our rate is higher than the rate offered by our competitors. We have generally sought to lengthen our deposit maturities and decrease the effect of short-term interest rate swings through the pricing of our CDs.

Liquidity.  We must meet requirements for liquid assets and for liquidity described in “Part I, Item 1, Business—Supervision and Regulation—Liquidity Requirements.”  As of December 31, 2008, our long-term average daily balance of liquid assets was $79.3 million, exceeding the $10.4 million balance required. We maintain funding facilities with correspondent banks and the FHLB of Atlanta.   Management has begun investing excess cash liquidity in investment grade securities which offer a ready source of collateral for secured borrowings under existing credit facilities.

Credit Commitments. The following table lists our credit commitments as of December 31, 2008.  Off-balance sheet financial instruments include commitments to extend credit, standby letters of credit, operating lease obligations and financial guarantees. See Note 15 in our notes to consolidated financial statements contained elsewhere in this report for a complete description of off-balance sheet financial instruments.

Year ended
December 31, 2008
(dollars in thousands)

Commitments to extend credit	$2,106
Stand by letters of credit	903
Unused lines of credit	33,327

Total	$36,336

Capital.  Current statutory provisions and OTS regulations establish standards for capital, require subsidiaries of a federally-chartered thrift institution to be separately capitalized, and require investments in and extension of credit to any subsidiary engaged in activities not permissible for a national bank to be deducted in the computation of an institution’s regulatory capital. The Bank’s regulatory risk-based capital reflects an increase of $8.0 million, while its regulatory assets reflect an increase of $13.3 million, both of which represent unrealized losses (after-tax for capital deductions and pre-tax for asset deductions, respectively) on MBS and investment securities classified as available-for-sale. See “Part I, Item 1, Business- Supervision and Regulation”, “Part I, Item 1, Business—Subsidiaries” and Note 12 of Notes to Consolidated Financial Statements contained in “Part II, Item 8” of this report.  The minimum regulatory capital and ratios required, the Bank’s actual regulatory capital and ratios, and the amount by which the Bank’s ratios exceed the minimum regulatory requirements, as of December 31, 2008, are as follows:

Capital Category	Regulatory Ratios Required	Bank’s Ratios	Bank’s Excess of Requirements	Calculations Based Upon

Leverage	$18,375,233	$52,250,265	$33,875,032	$52,250,265	Regulatory Capital
	4.00%	11.37%	7.37%	$459,380,819	Regulatory Assets

Tangible	$6,890,712	$52,250,265	$45,359,553	$52,250,265	Regulatory Capital
	1.50%	11.37%	9.87%	$459,380,819	Regulatory Assets

Risk-Based	$23,346,811	$55,130,994	$31,784,183	$55,130,994	Regulatory Capital
	8.00%	18.89%	10.89%	$291,835,136	Risk-Weighted Assets

Our management believes that, under current regulations, and eliminating the assets of WSB Holdings, Inc., the Bank remains well capitalized and will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond the control of WSB, such as a shift in interest rates or a greater than anticipated downturn in the economy in areas where we extend credit, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements of WSB and related notes presented elsewhere herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike those of many industries, most of the assets and liabilities of financial institutions such as this Company are monetary in nature.  Monetary items, which are those assets and liabilities that are convertible into a fixed number of dollars regardless of changes in prices, include cash, investments, loans and other receivables, savings accounts, short-term and long-term debt and, in our case, most of its other liabilities.  Virtually all of our assets and liabilities are monetary in nature.  Inflation has had an immaterial effect on our operations in the three most recent fiscal years.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of WSB Holdings, Inc. (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principals generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008, is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that 1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principals generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material affect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management’s report in this annual report.

[Stegman & Company Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

WSB Holdings, Inc.

Bowie, Maryland

                We have audited the accompanying consolidated statements of financial condition of WSB Holdings, Inc. (the “Company”) as of December 31, 2008 and July 31, 2007, and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for the year ended December 31, 2008, the five month transition period of August 1, 2007 through December 31, 2007 and the year ended July 31, 2007.  Management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and July 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2008, the five month transition period of August 1, 2007 through December 31, 2007 and the year ended July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 23, 2009

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2008 AND JULY 31, 2007

	December 31, 2008	July 31, 2007
ASSETS
CASH AND CASH EQUIVALENTS:
Cash	$1,560,435	$1,347,305
Federal funds sold	2,490,177	5,880,806
Total cash and cash equivalents	4,050,612	7,228,111

LOANS RECEIVABLE — (Note 2):
Held for investment	241,940,594	208,046,492
less: allowance for loan losses	(4,973,439)	(4,044,781)
Loans receivable held-for-investment — net	236,967,155	204,001,711

Held for sale	5,786,575	4,377,945
Total loans receivable — net	242,753,730	208,379,656

Mortgage-backed securities — held to maturity (Note 3)	8,970,687	—
Mortgage-backed securities — available for sale at fair value (Note 3)	109,161,408	70,349,428
Investment securities — available for sale at fair value (Note 4)	48,240,101	120,590,915
Investment in Federal Home Loan Bank Stock, at cost	6,085,700	4,823,900
Accrued interest receivable on loans	1,463,957	1,422,483
Accrued interest receivable on investments	861,052	1,362,871
Income taxes receivable	292,584	737,757
Real estate acquired in settlement of loans (Note 6)	5,446,155	1,028,683
Bank Owned Life Insurance	10,939,419	10,286,092
Premises and equipment — net (Note 7)	5,643,577	6,055,013
Deferred tax asset (Note 14)	9,364,163	3,599,907
Other assets	1,269,145	1,161,076
TOTAL ASSETS	$454,542,290	$437,025,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits (Note 8):
Non-interest bearing	$4,985,495	$6,583,054
Interest-bearing	246,169,413	276,315,665
Total Deposits	251,154,908	282,898,719

Federal Home Loan Bank borrowings	117,100,000	89,000,000
Other Borrowings (Note 9)	30,000,000	—
Advances from borrowers for taxes and insurance	376,834	714,986
Accounts payable, accrued expenses and other liabilities	2,220,323	1,605,521
Total Liabilities	400,852,065	374,219,226

STOCKHOLDERS’ EQUITY (Note 12):
Preferred stock, no stated par value; 10,000,000 shared authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value. 7,821,232 and 8,198,816 shares issued	782	820
Additional paid-in capital	10,629,489	10,214,265
Retained earnings — substantially restricted	51,513,227	53,230,759
Accumulated other comprehensive loss	(8,453,273)	(639,178)
Total stockholders’ equity	53,690,225	62,806,666

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$454,542,290	$437,025,892

See notes to consolidated financial statements.

WSB HOLDINGS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31, 2008	Transition Period August 1 - December 31, 2007	Year Ended July 31, 2007
INTEREST INCOME:
Interest and fees on loans	$16,383,085	$6,965,046	$17,602,296
Interest on mortgage-backed securities	6,877,404	1,758,405	2,815,047
Interest and dividends on investments	3,803,038	2,822,100	7,764,536

Total interest income	27,063,527	11,545,551	28,181,879

INTEREST EXPENSE:
Interest on deposits (Note 8)	9,756,267	4,576,436	10,801,586
Interest on other borrowings	5,781,596	1,893,894	3,818,271

Total interest expense	15,537,863	6,470,330	14,619,857

NET INTEREST INCOME	11,525,664	5,075,221	13,562,022
Provision (reversal) for loan losses (Note 2)	2,230,000	200,000	(300,000)

NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR LOAN LOSSES	9,295,664	4,875,221	13,862,022

NON-INTEREST INCOME:
Loan-related fees	471,765	258,192	770,167
Gain on sale of loans	659,507	353,085	1,036,450
Gain on sale of mortgage-backed securities — available-for-sale	123,943	—	—
Gain (loss) on sale of investments — available-for-sale	460,480	7,894	(182,767)
(Loss) gain on disposal of premises and equipment	(1,504)	15,500	(15,594)
Rental income	409,577	189,526	532,236
Gain on sale of real estate acquired in settlement of loans	169,905	91,821	507,625
Service charges on deposits	158,772	46,353	74,315
Net gain on sale of building lots and homes (Note 5)	43,052	—	23,482
Bank Owned Life Insurance	466,275	187,052	286,092
Other income	201,224	105,430	262,901

Total non-interest income	3,162,996	1,254,853	3,294,906

NON-INTEREST EXPENSES:
Salaries and benefits	6,220,896	2,766,487	6,994,433
Occupancy expense	842,768	378,828	849,732
Deposit insurance premiums and assessments	161,362	58,083	390,448
Depreciation	735,617	324,328	730,674
Advertising	257,624	160,852	165,263
Service bureau charges	557,599	226,799	553,148
Service charges from banks	48,869	30,239	95,240
Stationery, printing & supplies	182,502	87,909	200,296
Professional services	647,405	276,717	725,606
Other taxes	204,661	67,125	149,855
Provisions for losses on real estate acquired in settlement of loans	15,000	—	—
Other expenses	2,761,458	1,085,672	2,124,658

Total non-interest expenses	12,635,761	5,463,039	12,979,353

(LOSS) EARNINGS BEFORE PROVISION FOR INCOME TAXES	(177,101)	667,035	4,177,575

PROVISION FOR INCOME TAXES (Note 14)	(412,737)	173,825	1,324,500

NET EARNINGS	$235,636	$493,210	$2,853,075

BASIC EARNINGS PER COMMON SHARE	$0.03	$0.06	$0.38

DILUTED EARNINGS PER COMMON SHARE	$0.03	$0.06	$0.35

AVERAGE COMMON SHARES OUTSTANDING	7,585,155	7,590,272	7,509,790

AVERAGE DILUTED COMMON SHARES	7,910,908	8,044,939	8,123,351

CASH DIVIDENDS PAID PER COMMON SHARE	$0.18	$0.08	$0.12

See notes to consolidated financial statements.

WSB HOLDINGS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND JULY 31, 2007 AND THE FIVE MONTH PERIOD ENDED DECEMBER 31, 2007

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Income(Loss)	Equity
BALANCES, AUGUST 1, 2006	$804	$10,178,788	$(645,124)	$51,282,613	$(870,301)	$59,946,780

Exercise of Stock Options	16	196,136	—	—	—	196,152

Stock-based Compensation		2,344				2,344

Tax effect of Stock Options Exercised	—	482,121	—	—	—	482,121

Comprehensive Income:

Net earnings	—	—	—	2,853,075	—	2,853,075

Other comprehensive income Reclassification adjustment for losses, net of taxes of ($70,585)	—	—	—	—	(112,182)	(112,182)

Net changes in unrealized appreciation on available for sale securities	—	—	—	—	343,305	343,305

Total comprehensive income						3,084,198

Cash dividend (0.12 per common share)	—	—	—	(904,929)	—	(904,929)

BALANCES, JULY 31, 2007	820	10,859,389	(645,124)	53,230,759	(639,178)	62,806,666

Cancellation of Treasury Stock (610,681)	(61)	(645,063)	645,124			—

Exercise of Stock Options	1	48,750	—	—	—	48,751

Stock-based Compensation		2,930				2,930

Tax effect of Stock Options Exercised	—	1,192	—	—	—	1,192

Cumulative effect of applying provisions of FIN 48				(474,253)		(474,253)

Comprehensive Income:

Net earnings	—	—	—	493,210	—	493,210

Other comprehensive income Reclassification adjustment for gains, net of taxes of $3,049	—	—	—	—	4,845	4,845

Net changes in unrealized appreciation on available for sale securities	—	—	—	—	1,634,509	1,634,509

Total comprehensive income						2,132,564

Cash dividend paid (0.08 per common share)	—	—	—	(607,291)	—	(607,291)

BALANCES, DECEMBER 31, 2007	760	10,267,198	—	52,642,425	1,000,176	63,910,559

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND JULY 31, 2007 AND THE FIVE MONTH PERIOD ENDED DECEMBER 31, 2007 (continued)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Income(Loss)	Equity
BALANCES, DECEMBER 31, 2007	760	10,267,198	—	52,642,425	1,000,176	63,910,559

Exercise of Stock Options	30	726,087	—	—	—	726,117

Repurchase of stock	(8)	(405,803)				(405,811)

Stock-based Compensation	—	7,033				7,033

Tax effect of Stock Options Exercised	—	34,975	—	—	—	34,975

Comprehensive Income:

Net earnings	—	—	—	235,636	—	235,636

Other comprehensive income Reclassification adjustment for gains, net of taxes of $3,049	—	—	—	—	—	—

Net changes in unrealized appreciation on available for sale securities	—	—	—	—	(9,453,449)	(9,453,449)

Total comprehensive income						(9,217,813)

Cash dividend paid (0.18 per common share)	—	—	—	(1,364,834)	—	(1,364,834)

BALANCES, DECEMBER 31, 2008	$782	$10,629,489	$—	$51,513,227	$(8,453,273)	$53,690,225

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ending	Transition	Year ending
	December 31,	Period Aug 1 -	July 31,
	2008	Dec 31, 2007	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$235,636	$493,210	$2,853,075
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
provision (reversal) for loan losses	2,230,000	200,000	(300,000)
Stock-based compensation	7,033	2,930	2,344
Provision for losses on real estate acquired in settlement of loans	15,000	—	—
Depreciation	735,617	324,328	730,674
(Gain)Loss on disposal on premises and equipment	1,504	(15,500)	15,594
(Accretion)/amortization of (discounts)/premiums on investment securities	(477,652)	(45,506)	(395,109)
Loss (Gain) on sale of investment securities	(460,480)	(7,894)	182,767
Gain on sale of mortgage-backed securities	(123,943)	—	—
Gain on sale of other real estate owned	(169,905)	(91,821)	(507,625)
Gain on sale of loans	(659,507)	(353,085)	(1,036,450)
Gain on sale of building lots and homes	(43,052)	—	(23,482)
Loans originated for sale	(89,130,849)	(42,036,181)	(105,568,674)
Proceeds from sale of loans originated for sale	91,652,614	39,118,377	110,866,150
Increase in cash surrender value of bank owned life insurance	(466,275)	(187,052)	(286,092)
Decrease (increase) in other assets	748,188	(856,255)	675,874
Decrease in accrued interest receivable	93,943	366,400	219,862
(Increase) decrease in deferred income taxes	(542,035)	(97,782)	427,263
Change in federal income taxes payable/receivable	222,766	257,382	1,612,167
Excess tax benefits from share-based payment	(34,975)	(1,193)	(482,121)
Decrease in accounts payable, accrued expenses and other liabilities	486,105	(345,556)	(19,746)
Decrease in accrued interest payable	(7,728)	(479,350)	(69,982)
Decrease in net deferred loan fees	(6,585)	38,784	(214,404)

Net cash provided by operating activities	4,305,420	(3,715,764)	8,682,085

INVESTING ACTIVITIES:

Net (increase) decrease in loans receivable — held for investment	(22,813,924)	(20,311,049)	37,540,025
Purchase of mortgage-backed securities — available for sale	(66,874,798)	(26,578,121)	(31,482,555)
Purchase of mortgage-backed securities — held to maturity	(9,134,208)
Purchase of investment securities — available for sale	(18,060,000)	(18,500,000)	(95,522,856)
Proceeds from sales, calls, and maturities of mortgage-backed securities	36,789,199	3,777,163	8,023,935
Proceeds from sales, calls and maturities of investment securities — available for sale	65,178,954	46,148,086	85,943,507
(Purchase) redemption of Federal Home Loan Bank Stock	(1,090,800)	(171,000)	(1,425,900)
Purchase of bank owned life insurance	—	—	(10,000,000)
Proceeds from sale of premises and equipment	13,000	15,500	7,250
Purchase of premises and equipment	(456,888)	(206,124)	(718,106)
Sale of land held for development	43,052	—	—
Development of real estate acquired in settlement of loans	(45,875)	(60,353)	(266,935)
Proceeds from sale of real estate acquired in settlement of loans	2,773,102	859,714	2,748,017

Net cash (used in) provided by investing activities	(13,679,186)	(15,026,184)	(5,153,618)

FINANCING ACTIVITIES:

Net decrease in demand deposits, NOW accounts and savings accounts	11,017,549	294,546	(10,954,124)
Proceeds from issuance of certificates of deposit	15,581,442	9,099,245	3,899,900
Payments for maturing certificates of deposit	(50,009,766)	(17,239,749)	(33,710,991)
Net decrease in advance payments by borrowers for taxes and insurance	(41,097)	(297,054)	(78,955)
Cash dividend paid	(1,364,834)	(607,291)	(904,929)
Decrease (increase) in FHLB Advances	24,300,000	3,800,000	36,000,000
Decrease (increase) in short term borrowings	10,000,000	20,000,000	(5,000,000)
Proceeds from exercise of stock options	726,117	48,750	196,152
Repurchase of stock	(405,811)	—	—
Excess tax benefits from stock-based compensation	34,975	1,193	482,121

Net cash used in financing activities	9,838,575	15,099,640	(10,070,826)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	464,809	(3,642,308)	(6,542,359)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,585,803	7,228,111	13,770,470

CASH AND CASH EQUIVALENTS, END OF PERIOD
	$4,050,612	$3,585,803	$7,228,111

CASH PAID DURING THE PERIOD FOR:

Income taxes	$316,000	$—	$695,980

Interest	$15,531,508	$7,056,102	$14,556,748

Non-cash transactions:
Real estate acquired in settlement of loans	$7,000,349	$711,982	$1,418,600

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and JULY 31, 2007 and
THE FIVE MONTH PERIOD ENDED DECEMBER 31, 2007

1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include WSB Holdings, Inc. (“WSB”) and its wholly owned subsidiaries, The Washington Savings Bank FSB (“the Bank”), WSB, Inc. and WSB Investments, Inc. (collectively referred to herein, as the “Company”).  All significant intercompany balances and transactions between entities have been eliminated.

As a result of the formation of WSB, of which the Bank is now a subsidiary, The Bank changed from a fiscal year end of July 31 to a calendar year reporting basis.

As part of the formation of the holding company, the par value of common stock was decreased from $1.00 to $0.0001 per share, resulting in a decrease in the common stock equity, offset by an increase in additional paid in capital. Shares of treasury stock held by the Bank were retired.

Prior periods have been restated to reflect the change in par value and the retirement of treasury stock.

Nature of Operations — We are primarily engaged in the business of obtaining funds in the form of savings deposits and investing such funds in mortgage loans on residential, construction, and commercial real estate, and various types of consumer and other loans, mortgage-backed securities, and investment and money market securities.  We grant loans throughout the Washington DC, Baltimore, Northern Virginia and surrounding metropolitan areas.  Borrowers’ ability to repay is, dependent upon the economy of these respective areas. WSB, Inc. is primarily engaged in the business of developing single family residential lots. WSB Investments, Inc. is primarily engaged in maintaining and managing an investment portfolio.

Management Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate held for development, real estate acquired in settlement of loans and real estate held for investment.

Cash and Cash Equivalents — Cash and cash equivalents include demand deposits at other financial institutions, interest bearing deposits at other financial institutions and federal funds sold.  All cash equivalents have original maturities of three months or less.

Investment Securities and Mortgage-Backed Securities — Investment Securities and Mortgage-Backed Securities are required to be segregated into the following three categories:  trading, held-to-maturity, and available-for-sale.  Trading securities are purchased and held principally for the purpose of reselling them within a short period of time with unrealized gains and losses included in earnings.

Debt securities classified as held-to-maturity are accounted for at amortized cost and require the Company to have both the positive intent and ability to hold those securities to maturity.  Securities not classified as either trading or held-to-maturity are considered to be available-for-sale.  The premium or discount associated with these securities are amortized on a level yield to the full term of the securities. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported, net of income taxes, as other comprehensive income, a separate component of stockholders’ equity, until realized. If it is determined that any unrealized losses are other than temporary, a charge to earnings is made and a new cost basis is established. In estimating other than temporary impairment we consider: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. Realized gains or losses on the sale of investment and mortgage-backed securities are reported in earnings and determined using the amortized cost of the specific security sold.

Restricted Stock Investments — The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Atlanta (“FHLB”) in varying amounts based on balances of outstanding home loans and on amounts borrowed from the FHLB. Because no ready market exists for this stock and it has no quoted market value, our investment in this stock is carried at cost.

Loan Origination Fees, Discounts, and Premiums on Loans — Loan origination fees and direct loan origination costs are deferred and recognized as an adjustment to yield over the lives of the related loans utilizing the interest method. The amortization of such deferred fees and costs is adjusted for the prepayment experience on a loan-by-loan basis.  Commitment fees to originate or purchase loans are deferred, and if the commitment is exercised, they are recognized over the life of the loan as an adjustment of yield.  If the commitment expires unexercised, commitment fees are recognized in income upon expiration of the commitment.

Loans Receivable — We originate mortgage, commercial and consumer loans for portfolio investment and mortgage loans for sale in the secondary market.  During the period of origination, mortgage loans are designated as either held-for-sale or held-for-investment purposes.  Mortgage loans held-for-sale are carried at the lower of cost or fair value, determined on an individual loan basis. There was no valuation allowance required as of December 31, 2008 or July 31, 2007 on loans held-for-sale. The basis of loans sold include any deferred loan fees and costs. Loans held-for-investment are stated at their principal balance outstanding net of related deferred fees and cost. Transfers of loans held-for-investment to the held-for-sale portfolio are recorded at the lower of cost or market value on the transfer date with any reduction in a loan’s value reflected as a write-down of the recorded investment resulting in a new cost basis with a corresponding charge to the allowance for loan losses.

Income Recognition on Loans Receivable — Interest on loans receivable is credited to income as earned on the principal amount outstanding.  For those loans that are carried on non-accrual status, interest income is recognized on the cash basis or cost recovery method.  Loans are generally placed on non-accrual status when the collection of principal or interest is four payments or more past due, or earlier, if collection is deemed uncertain. Previously accrued but uncollected interest on these loans is charged against interest income. Loans may be reinstated to accrual status when such loans have been brought current, as to both principal and interest, and the borrower demonstrates the ability to pay and remain current.

Allowance for Loan Losses — The allowance for loan losses represents an amount which, in management’s judgment, reflects probable losses on existing loans and other extensions of credit that may become uncollectible as of the balance sheet date. The allowance for loan losses consists of an allocated component, consisting of both formula and specific allowances, and a non-specific component. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The adequacy of the allowance for loan losses is determined through review and evaluation of the loan portfolio along with ongoing monthly assessments of the probable losses inherent in that portfolio, and, to a lesser extent, in unused commitments to provide financing. Loans deemed uncollectible are charged against, while recoveries are credited to, the allowance. Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances and the non-specific allowance. The amount of the allowance is reviewed monthly by the Loan Committee, and reviewed and approved by the Board of Directors.

The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans. Loss factors consider our historical loss experience in the various portfolio categories over the prior twelve quarters. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a loan that management believes indicate the probability that a loss has been be incurred in an amount different from the amount determined by application of the formula allowance. For other problem-graded credits, allowances are established according to the application of loan risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade.

The non-specific allowance is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, loan quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examinations results and management’s judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Executive management reviews these conditions monthly.

Management believes that the allowance for loan losses reflects its best estimate of the probable losses in the held-for-investment loan portfolio as of the respective balance sheet date. However, the determination of the allowance requires significant judgment, and estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the loan portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our loan portfolio and allowance for loan losses. Such review may result in recognition of additions to the allowance for loan losses based on the examiners’ judgments of information available to them at the time of their examination.

Impairment of Loans — We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement in accordance with SFAS No. 114.  A loan is tested for impairment once it becomes four payments past due. A loan is not considered impaired during a period of “insignificant delay” in payment if the ultimate collectability of all amounts due is expected.  We define an “insignificant delay” in payment as past due less than four payments.  A valuation allowance is maintained to the extent that the measure of the impaired loan is less than the recorded investment. Our residential mortgage and consumer loan portfolios are collectively evaluated for impairment. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, our impairment on such loans is measured by reference to the fair value of the collateral. Interest income on impaired loans is recognized on the cash basis.

Real Estate Acquired in Settlement of Loans — Real estate acquired in settlement of loans is carried at the lower of our recorded investment or fair value at the date of acquisition.  Write-downs to fair value at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs are included in non-interest expense. Costs relating to the development and improvement of a property are capitalized, whereas those relating to holding the property are charged to expense when incurred.  The real estate is carried at the lower of acquisition or fair value net of estimated costs to sell subsequent to acquisition.  Operating expenses of real estate owned are reflected in other non-interest expenses.

The amounts we could ultimately recover from real estate acquired in settlement of loans could differ materially from the amounts used in arriving at the net carrying value of the assets because of future market factors beyond our control or changes in our strategy for recovering its investment.

Premises and Equipment — Depreciation on buildings, furniture, and equipment is computed using the straight-line method over each asset’s estimated useful life.  Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life or the lease term.  Such estimated useful lives are as follows:

Buildings	39 years
Improvement to buildings	5-10 years
Leasehold improvements	5-10 years
Furniture, equipment	7 years
Computer equipment	4 years
Software	3 years
Automobiles	3 years

Mortgage Banking Activities — It is our current practice to sell mortgage loans without retaining loan servicing rights (commonly referred to as “servicing released”). We have not purchased mortgage loans with servicing rights subsequent to 1994.  Prior to 1995, we originated and sold some mortgage loans with servicing retained.  The accounting treatment in effect at that time prohibited the capitalization of mortgage rights on internally originated loans that were subsequently sold.  Accordingly, there are no capitalized mortgage servicing assets at December 31, 2008 and July 31, 2007.

Advertising Costs — We expense advertising costs as they are incurred.

Income Taxes — We file a consolidated federal income tax return with our subsidiaries.  Deferred income tax assets and liabilities are recognized for the future income tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Any deferred tax asset is reduced by the amount of any tax benefit that more likely than not will not be realized.

We adopted FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, as of August 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

We recognize interest and penalties related to income tax matters in income tax expense.

Earnings Per Share — Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if options to issue common stock were exercised.

Reclassifications — Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2008 presentation.

Stock-Based Compensation — We have incentive compensation plans that permit the granting of incentive and non-qualified awards in the form of stock options.  Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of our common stock on the date the options are granted.  Options predominantly vest over a two year period from the date of grant, and expire not later than ten years from date of grant.

We account for stock-based compensation in accordance with the Financial Accounting Standards Board (“FASB”) Statement No. 123R, which requires stock-based compensation to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Total pre-tax stock-based compensation of $7,033, $2,930 and $2,344 were recognized in the Statements of Earnings for the year ended December 31, 2008, the five month period ended December 31, 2007 and the year ended July 31, 2007, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted for year 2008 or the transition period ending December 31, 2007, 5,000 options were granted during fiscal year ended July 31, 2007. The 5,000 options granted in fiscal 2007 will vest 50% on the first anniversary date of grant and the remaining 50% on the second anniversary date of grant. The unrealized compensation cost related to non-vested share based compensation arrangements for the options granted in fiscal 2007 is $1,758, which will be recognized during the year ended December 31, 2009.

The weighted average fair value of the option grant during 2007 was $14,065 on the date of the grant.  The fair value of options granted were calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

2007
Dividend yield	1.78%
Expected volatility	35%
Risk free rate	4.57%
Expected lives (in years)	5

New Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109, which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure.  FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority.  A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 in the transition period ending December 31, 2007 and made a cumulative adjustment reducing retained earnings by approximately $474,000, which management does not believe is of a material impact on its financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not active. This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate, FAS Statement No. 154, Accounting Changes and Error Corrections. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 on January 1, 2008 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments.  SFAS 159 was effective for us on January 1, 2008, and did not have a material impact on our financial statements.

In December 2007, the FASB issued Statement No.141, Revised 2007 (“SFAS 141R”), “Business Combination”.  SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008.  The Company does not expect the implementation of SFAS 141R to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement No.160, “Non-controlling Interests in Consolidated Financial Statement” (“SFAS 160”).  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

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

2.                      LOANS RECEIVABLE

Loans receivable held-for-investment consist of the following:

	December 31,	July 31,
	2008	2007
FIRST MORTGAGE LOANS:
Secured by single-family residences	$73,251,300	$75,189,328
Secured by 5 or more— residential	2,840,381	3,711,950
Secured by other properties	9,547,243	10,789,588
Construction loans	14,986,829	34,349,396
Land and land development loans	17,436,264	25,309,524
Land acquisition loans	3,912,556	7,617,783

	121,974,573	156,967,569

SECOND MORTGAGE LOANS	2,360,656	1,831,651

COMMERCIAL AND OTHER LOANS:
Commercial	117,649,261	49,154,588
Loans secured by savings accounts	169,423	338,729

Consumer installment loans	195,908	130,982

	242,349,821	208,423,519

LESS:
Allowance for loan losses	(4,973,439)	(4,044,781)

Deferred loan fees	(409,227)	(377,027)

TOTAL LOANS RECEIVABLE HELD-FOR-INVESTMENT	$236,967,155	$204,001,711

We originate adjustable and fixed interest rate loans.  The adjustable rate loans have interest rate adjustment limitations and are generally indexed to the 1- or 3-year U.S. Treasury index.  Future market factors may affect the correlation of the interest rate adjustment with the rates we pay on the short-term deposits that have been primarily utilized to fund these loans.  Adjustable interest rate loans at December 31, 2008 and July 31, 2007 was $761,000 and $2.1 million, respectively.

Allowance for Loan Losses — Activity in the allowance for loan losses is summarized as follows:

		Transition period
	Year Ended	August 1-	Year Ended
	December 31,	December 31,	July 31,
	2008	2007	2007

BALANCE, BEGINNING OF YEAR	$4,216,703	$4,044,781	$5,346,525

Provision (reversal) charged to operations	2,230,000	200,000	(300,000)
Charge-offs	(1,510,663)	(373,958)	(1,054,612)
Recoveries of previously charged-off amounts	37,399	345,880	52,868

BALANCE, END OF YEAR	$4,973,439	$4,216,703	$4,044,781

Loans on which the recognition of interest has been discontinued amounted to approximately $18.3 million, $11.6 million, and $7.4 million at December 31, 2008, December 31, 2007 and July 31, 2007, respectively.  If interest income had been recognized on those loans at their stated rates during the year ending December 31, 2008, the five-month period ending December 31, 2007 and the year ending July 31, 2007, interest income would have been increased by approximately $954,000, $664,000 and $448,000, respectively. The total allowance for loan losses on these impaired loans was approximately $2.8 million, $2.1 million, and $2.31 million at December 31, 2008, December 31, 2007 and July 31, 2007, respectively.

Year-end impaired loans were as follows:

	December 31,	July 31,
	2008	2007

Balance of non-performing loans with no allocated allowance	$647	$391
Balance of non-performing loans with an allocated allowance	17,680	7,007

Total recorded investment in non-performing loans	$18,327	$7,398

Amount of the allowance allocated to non-performed loans	$2,838	$2,296

The impaired loans included in the table above were primarily comprised of collateral dependent 1-4 residential real estate loans. The average recorded investment in impaired loans was $12.9 million at December 31, 2008 and $8.8 million at July 31, 2007. No interest was recognized on these loans subsequent to their classification as impaired.

We originated nonresidential real estate loans that had an outstanding balance of $9.5 million, and $10.8 million at December 31, 2008 and July 31, 2007, respectively.  These loans are considered by management to have somewhat greater risk of collectability due to the dependence on income production.  Additionally, all of our non-residential real estate loans were collateralized by real estate (primarily warehouse and office space) in the Washington, D.C. metropolitan area.

We originate and participate in land and land development loans, real estate construction loans and commercial real estate, the proceeds of which are used by the borrower for acquisition, development, and construction purposes.  Often the loan arrangements require us to provide, from the loan proceeds, amounts sufficient for payment of loan fees and anticipated costs during acquisition, development, or construction, including interest.  This type of lending is considered by management to have higher risks.  At December 31, 2008 and July 31, 2007, the undisbursed portion of such loans totaled $33.3 million and $35.8 million, respectively.

Loans serviced for others and not reflected in the consolidated statements of financial condition are $310,000 and $472,000, at December 31, 2008 and July 31, 2007, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.  As of December 31, 2008 and July 31, 2007, we did not have any mortgage servicing rights.  Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.  In connection with the loans serviced for others, we held borrowers’ escrow balances of $1,699 and $11,645 at December 31, 2008 and July 31, 2007, respectively.

We have made loans to certain of the Bank’s executive officers and directors. These loans were made on substantially the same terms, including interest rate and collateral requirements, as those prevailing at the time for comparable transactions with unrelated customers. The risk of loss on these loans is considered to be no greater than for loans made to unrelated customers.

The following schedule summarizes changes in amounts of loans outstanding to executive officers and directors:

		Transition period
	Year ended	August 1-	Years ended
	December 31,	December 31,	July 31,
	2008	2007	2007

Balance at beginning of year	$3,390,563	$2,820,166	$—
Additions	8,493,940	570,397	2,820,166
Repayments	(3,813,493)	—	—

Balance at end of year	$8,071,010	$3,390,563	$2,820,166

3.                      MORTGAGE-BACKED SECURITIES

Mortgage-backed securities consisted of the following:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

AVAILABLE FOR SALE:
FHLMC pass-through certificates	$34,564,331	$210,690	$45,044	$34,729,977
FNMA pass-through certificates	8,061,403	301,960	—	8,363,363
Other pass-through certificates	81,374,438	465,109	15,771,479	66,068,068
	$124,000,172	$977,759	$15,816,523	$109,161,408

Weighted average interest rate	5.65%

HELD TO MATURITY:

Other pass-through certificates	$8,970,687	$77,795	$—	$9,048,482

Weighted average interest rate	7.29%

	July 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

AVAILABLE FOR SALE:
FHLMC pass-through certificates	$3,731,461	$—	$10,981	$3,720,480
FNMA pass-through certificates	12,284,491	—	288,879	11,995,612
Other pass-through certificates	54,556,848	217,650	141,162	54,633,336
	$70,572,800	$217,650	$441,022	$70,349,428

Weighted average interest rate	5.70%

The portfolio classified as “Available for Sale” is consistent with management’s assessment and intention as to the portfolio.  While we have the ability to hold the securities until maturity, from time to time or with changing conditions, it may be advantageous to sell certain securities either to take advantage of favorable interest rate changes or to increase liquidity.  Securities classified as “Held to Maturity” are not subject to fair value adjustment due to temporary changes in value due to interest rate; while securities classified as “Available for Sale” are subject to adjustment in carrying value through the accumulated comprehensive income line item in Stockholder’s Equity section of the Statement of Financial Condition.

In evaluating whether a security was other than temporarily impaired, we considered the severity and length of time impaired for each security in a loss position. Other qualitative data was also considered including recent developments specific to the organization issuing the security and the overall environment of the financial markets.

Gross unrealized losses and fair value by length of time that the individual available-for-sale MBS have been in a continuous unrealized loss position are as follows:

	December 31, 2008		July 31,2007
	Fair Value	Continuous Unrealized Losses	Fair Value	Continuous Unrealized Losses

Less than 12 months	$79,924,434	$13,369,023	$22,341,748	$132,624

More than 12 months	5,655,025	2,447,500	15,274,321	308,398

Total	$85,579,459	$15,816,523	$37,616,069	$441,022

All of our temporarily impaired MBS are defined as impaired due to changes in interest rates not credit quality. Furthermore, we have the ability to hold these MBS for a period of time sufficient to allow for any anticipated recovery of fair value, which may be at maturity, and do not expect to realize losses on any of these holdings.  As such, management does not believe any of the unrealized losses represent other than temporary impairment based on evaluations of available evidence as of December 31, 2008.

Proceeds from sale of mortgage-backed securities available-for-sale were as follows as of December 31, 2008:

	December 31, 2008
	Carrying Value	Proceeds	Gross Realized Gain on sales

FNMA pass-through certificates	$5,769,116	$5,893,059	$123,943

There were no sales for mortgage-backed securities during the transition period August 1 through December 31, 2007 or for the year ended July 31, 2007.

4.                      INVESTMENT SECURITIES

Investment securities consist of the following:

	December 31. 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

AVAILABLE FOR SALE:
FHLB Agencies	$37,056,283	$607,915	$123,682	$37,540,516
FNMA	8,000,000	434,380	—	8,434,380
Municipal Bonds	2,303,564	—	38,359	2,265,205
	$47,359,847	$1,042,295	$162,041	$48,240,101

	July 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
AVAILABLE FOR SALE:
FHLB Agencies	$121,402,568	$3,642	$815,295	$120,590,915

Proceeds from the sale of investment securities available-for-sale were as follows for the respective twelve and five month periods ending December 31, 2008, December 31, 2007 and July 31, 2007:

	December 31, 2008
	Carrying Value	Proceeds	Gross Realized Gain on sales

FHLB Agencies — called	$24,972,011	$24,985,000	$12,989
FHLB Agencies — sales	26,866,083	27,313,574	447,491
	$51,838,094	$52,298,574	$460,480

	Transition Period August 1- December 31, 2007
	Carrying Value	Proceeds	Gross Realized Gain on sales

FHLB Agencies — called	$39,542,106	$39,550,000	$7,894

	July 31, 2007
	Carrying Value	Proceeds	Gross Realized Gain (losses) on sales

FHLB Agencies — called	$14,999,500	$15,000,000	$500
FHLB Agencies — sales	51,481,202	51,297,935	(183,267)
	$66,480,702	$66,297,935	$(182,767)

During years ending December 31, 2008 and July 31, 2007, FHLB Agencies were sold and reinvested in higher yielding assets in an effort to minimize reinvestment risk while improving portfolio yield.

In evaluating whether a security was other than temporarily impaired, we considered the severity and length of time impaired for each security in a loss position. Other qualitative data was also considered including recent developments specific to the organization issuing the security and the overall environment of the financial markets.

Gross unrealized losses and fair value by length of time that the individual available-for-sale investment securities have been in a continuous unrealized loss position are as follows:

	December 31, 2008		July 31, 2007
	Fair Value	Continuous Unrealized Losses	Fair Value	Continuous Unrealized Losses

Less than 12 months	$7,279,874	$114,669	$96,835,458	$723,251
More than 12 months	7,887,692	47,372	21,482,446	92,044

Total	$15,167,566	$162,041	$118,317,904	$815,295

All of our temporarily impaired securities are defined as impaired due to declines in fair values resulting from increases in interest rates compared to the time they were purchased.  None of these securities have exhibited a decline in value due to changes in credit risk.  Furthermore, we have the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value and do not expect to realize losses on any of these holdings.  As such, management does not consider the impairments to be other than temporary.

Maturities for the investment securities are as follows:

	2008
	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year through five years	27,079,973	27,618,616
Due after five years through ten years	3,000,000	3,398,430
Due after ten years	17,279,874	17,223,055
Total debt securities	$47,359,847	$48,240,101

5.                      LAND HELD FOR DEVELOPMENT

WSB’s wholly owned subsidiary, WSB, Inc., purchased land in Maryland to develop into single family building lots that were offered for sale to third parties.  The subsidiary also builds homes on certain lots on a contract basis.  During the year ended December 31, 2008, WSB, Inc. sold an undeveloped lot for a net profit of $43,052.  No new development occurred during the transition period August 1 through December 2007 and fiscal year ending July 31, 2007.  However, adjustments to accruals for estimated completion costs from lots previously sold in prior fiscal years resulted in additional gains of $23,482 recognized during fiscal 2007.

Projects are carried at the lower of cost or net realizable value.  The ability of the subsidiary to recover the carrying value of real estate held for development is based upon future sales.  The ability to affect such sales is subject to market conditions.

Gross proceeds from the sale of lots were $47,000, $0 and $0, for the fiscal year ended December 31, 2008, the transition period August 1 through December 31, 2007 and the fiscal year ended July 31, 2007, respectively.  Gains of $23,482 in fiscal 2007 were for unused reserves from sales in fiscal 2006.

6.                      REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

Real estate acquired in settlement of loans consists of the following:

	December 31,	July 31,
	2008	2007

Single family properties	$2,455,477	$911,357
Land	2,485,178	169,600
Commercial	505,500	—
Less: valuation allowance	—	(52,274)

	$5,446,155	$1,028,683

Noncash transfers from loans receivable to real estate acquired in settlement of loans were $7,000,349, $711,982 and $1,418,600 for the year ended December 31, 2008, five month transition period ending December 31, 2007 and year ended July 31, 2007, respectively.

7.                      PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	Years ended
	December 31,	July 31,
	2008	2007

Buildings	$6,824,736	$6,664,036
Land	1,038,294	1,038,294
Furniture and fixtures	3,313,095	2,987,483
Leasehold improvements	401,751	350,972
Automobiles	173,291	209,716
	11,751,167	11,250,501

Less accumulated depreciation and amortization	(6,107,590)	(5,195,488)

	$5,643,577	$6,055,013

Depreciation expense totaled $736,000 for the year ending December 31, 2008, $324,000 for the five month period ending December 31, 2007, and $731,000 for the fiscal year ending July 31, 2007.  (Loss)/gain on disposal of assets totaled $(1,504) for the year ending December 31, 2008, $15,500 for the five month period ending December 31, 2007, and $(15,594) for the year ending July 31, 2007.

The Company has entered into long-term operating leases for certain premises.  Some of these leases require payment of real estate taxes and other related expenses, and some contain escalation clauses that provide for increased rental payments under certain circumstances.  Certain leases also contain renewal options.  Rental expense under leases for the year ended December 31, 2008, the transition period ended December 31, 2007 and the year ended July 31, 2007 was $355,640, $183,966 and $376,984, respectively.

At December 31, 2008, the minimum rental commitment for the noncancelable leases is as follows:

Year ending December 31,	Total

2009	$314,956
2010	183,580
2011	150,860
2012	103,620
2013	20,000
$773,016

8.                      DEPOSITS

Deposits consist of the following:

	Years Ended
	December 31, 2008		July 31, 2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Non-interest-bearing:
Checking accounts	$4,985,495	—%	$6,583,054	—%

Interest-bearing:
NOW accounts	18,737,073	0.77	13,188,989	1.10
Savings deposits	38,165,826	1.87	30,805,973	2.12
Time Deposits	189,266,514	4.00	232,320,703	4.16
	246,169,413		276,315,665

	$251,154,908	3.34%	$282,898,719	3.70%

Time deposits at December 31, 2008 mature as follows:

		Average
	Amount	Interest Rate

Under 6 months	$48,069,936	3.73%
6 to 12 months	101,573,137	4.04
12 to 24 months	29,027,987	4.20
24 to 36 months	2,461,344	3.92
36 to 48 months	5,645,012	5.26
48 to 60 months	2,489,098	2.78

	$189,266,514	4.00%

As of December 31, 2008, we have approximately 238 time deposits with a balance in excess of $100,000 for a total of $98,296,175, compared to approximately 258 for a total of $117,648,443 at July 31, 2007.  These funds were primarily used to fund our loan originations.  Of this total, approximately 18 accounts are funds received through brokers. These brokered accounts consist of individual accounts issued under master certificates in the broker’s name. These types of accounts meet the FDIC requirements and are federally insured.

Our deposits are insured by the FDIC.  The FDIC has temporarily raised its coverage amounts through December 31, 2009 from $100,000 to $250,000 per insured depositor (as defined by law and regulation) and up to $250,000 for deposits held by individual retirement accounts and are backed by the full faith and credit of the United States Government.

The following is a summary of interest expense on deposits:

	Transition Period
	Year Ended	August 1-	Year Ended
	December 31, 2008	December 31, 2007	July 31, 2007

NOW accounts	$939,252	$290,761	$316,437
Savings deposits	134,637	71,749	237,086
Time deposits	8,682,378	4,213,926	10,248,063

	$9,756,267	$4,576,436	$10,801,586

9.                      BORROWINGS

Borrowings are as follows:

	Year Ended December 31, 2008
	Balance	Rate	Average balance	Weighted
	at year end	at year end	for the year	average rate

FHLB-advances-fixed	$117,100,000	4.08%	$100,600,000	4.57%
Reverse Repurchase Agreements	30,000,000	3.82%	29,000,000	3.82%
	$147,100,000		$129,600,000

	Year Ended July 31, 2007
	Balance	Rate	Average balance	Weighted
	at year end	at year end	for the year	average rate

FHLB-advances-fixed	$89,000,000	5.08%	$72,423,000	5.32%

The fixed rate advances mature as follows:

Year ending December 31,	Total

2009	$18,100,000
2010	43,000,000
2011	30,000,000
2012	20,000,000
2013	10,000,000
and thereafter	26,000,000
Total	$147,100,000

During the five month period of August 1 through December 31, 2007, we purchased a reverse repurchase agreement totaling $20.0 million with a rate of 3.90% and FHLB advance of $8.8 million in daily rate credit.  FHLB advance of $5.0 million matured, bringing the balance of other borrowings to $112.8 million.  During the year ending December 31, 2008, we purchased an additional reverse repurchase agreement totaling $10.0 million with a rate of 3.65%, bringing the total of reverse repurchase agreements to $30.0 million.  Also, we purchased FHLB advances of $20.0 million with a fixed rate of 3.20%, $15.0 million with fixed rate of 3.16% and $13.1 million with a daily rate.   We repaid $23.8 million of FHLB advances during the fiscal year ending December 31, 2008, leaving a balance of $117.1 million in FHLB advances.  We are required to maintain collateral against FHLB advances.  This collateral consisted of a blanket lien on our 1-to-4 family residential loan portfolio, which had a balance of $45,043,163 and $54,239,314 at December 31, 2008 and July 31, 2007, respectively.

During the years ended December 31, 2008 and July 31, 2007, the maximum month end balance of other borrowings was $147,100,000 and $89,000,000, respectively.  We currently have an unused unsecured line of credit of $10.0 million with First Tennessee Bank, a $5.0 million unused secured line of credit with M & T Bank as well as a $4.0 million unused unsecured line of credit with M & T Bank.

10.               BENEFIT PLANS

Profit Sharing/401(k) Retirement Plan — Effective July 31, 2006, our Board of Directors merged the Profit Sharing Plan (“PSP”) into the Washington Savings Bank, FSB 401(k) Retirement Plan (“401(k)”), amending the 401(k) Plan to have a corporate match program of 100% of the first 3% of employee directed contributions and a 50% match up to an additional 2% of employee directed contributions. The corporate match is effective for employee contributions after September 1, 2006. The Board of Directors also resolved to do a discretionary contribution of 2% of salary up to a salary limit of $100,000 for the 401(k) Plan year end December 31, 2006. For the calendar year ending

December 31, 2008, the transition period ending December 31, 2007 and fiscal year ending July 31, 2007, we recognized expenses of $159,000, $71,000 and $184,000, respectively.

Prior to the merger of PSP into the Washington Savings Bank, FSB 401(k) Retirement Plan, we maintained a profit-sharing plan for the benefit of substantially all of the Bank’s employees.  The plan provided for the payment of benefits to eligible employees or their beneficiaries upon retirement or, in some cases, upon earlier termination of employment.  Employer contributions to the plan are determined each year by the Board of Directors.

Stock Option Plans — WSB has five stock option plans, which reserve shares of common stock for issuance to certain key employees and non-employee directors. The combination of these plans reserves 2,310,000 shares under option, of which 1,880,125 options have been granted and 425,875 options remain available for grant. During 2008, 4,000 options available to grant from the 1997 Plan expired. Options granted expire ten years after grant date with the exception of options granted under the Non-Employee Directors’ Plan and the 5,000 options granted to Mr. Bowman in 2005 pursuant to the terms of his employment agreement, each of which expire 5 years after the grant date. Options are exercisable at 50% one year after the date of grant and the remaining 50% two years after the date of grant.  The options issued under the Non-Employee Directors’ Plan are exercisable at 25% on the first and second anniversary dates and the remaining 50% three years after the date of grant. The exercise price of the options granted pursuant to these plans are equal to the market price of the shares on the date of grant.

Information with respect to stock options is as follows:

	Transition period
	December 31,		August 1- December 31,		July 31,
	2008		2007		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	818,575	$2.93	827,575	$2.96	1,032,425	$2.91
Exercised	(303,900)	2.39	(9,000)	5.42	(207,600)	2.84
Granted	—	—	—	—	5,000	8.65
Forfeited	(6,200)	4.18	—	—	(2,250)	4.04

Outstanding at end of year	508,475	$3.24	818,575	$2.93	827,575	$2.96

A summary of options outstanding and exercisable at December 31, 2008 is as follows:

Options Outstanding
		Weighted Average	Options
Exercise		Remaining	Currently
Price	Shares	Life (Years.months)	Exercisable
$2.2083	9,000	1.00	9,000
$2.2083	58,600	1.10	58,600
$2.2500	55,500	1.03	55,500
$2.2917	12,000	1.11	12,000
$2.5800	22,500	2.03	22,500
$2.6667	16,500	0.04	16,500
$3.1667	9,000	2.10	9,000
$3.2667	118,500	2.11	118,500
$3.4667	165,000	3.01	165,000
$5.2000	31,875	4.03	31,875
$8.6500	5,000	9.09	2,500
$9.1100	5,000	3.10	5,000
	508,475	2.23	505,975

The weighted-average grant-date fair value of options granted during the fiscal year ending July 31, 2007, was $2.81 per share. There were no options granted during 2008 or the five month period ended December 31, 2007.  The total intrinsic value of options exercised during the year ended December 31, 2008, the five month period ended December 31, 2007 and the year ended July 31, 2007, was $102,868, $3,090 and $1,248,369, respectively.  The aggregate intrinsic value of all options outstanding and exercisable was $115,111 at December 31, 2008.

11.               CONTINGENCIES

As previously disclosed, on July 29, 2005, we were notified of suit in John Sullivan v. The Washington Savings Bank, F.S.B., Stephen J. Troese, Randall Robey and the OTS (U.S. District Court for the District of Maryland, Case No. L05-CV2083).  The complaint arose out of the termination of Mr. Sullivan’s employment by WSB, alleges a range of federal and state statutory and common law claims, and purported to claim compensatory damages in the amount of $1 million and, in connection with certain tort claims, $5 million in punitive damages, plus all costs, interests, and attorney’s fees.

On January 24, 2007, The Washington Savings Bank, F.S.B (the “Company”), along with Randy Robey, an officer of the Company, and Stephen J. Troese, a director of the Company, entered into a Settlement Agreement with John Sullivan, in full and final settlement of pending litigation and arbitration between the parties. The parties also agreed to mutually release each other against all claims.  Under the terms of the monetary settlement, a payment to the plaintiff was made, which after payment from insurance on the settlement and defense cost resulted in a one time increase in expenses of $81,000.  On February 4, 2007, the parties filed a stipulation of dismissal with prejudice with the U.S. District Court for the District of Maryland and a notice of settlement and dismissal with prejudice with the Judicial Arbitration and Mediation Services (JAMS).  On February 6, 2007, the U.S. District Court for the District of Maryland entered an order dismissing the federal litigation with prejudice.

On April 6, 2006, the Internal Revenue Service issued a notice attributable to the disallowance of a conservation easement charitable donation.  On May 8, 2006, we filed a timely Protest appealing an Internal Revenue Service proposed adjustment on the valuation of the conservation easement donated to the Maryland Environmental Trust.  We maintain that it complied with the statutory requirements of 26 U.S.C. §170(h).  Based the relevant statutory provisions, regulations and case law on point, we believe it will be successful in establishing that it complied with and satisfied the applicable rules and regulations and therefore, is entitled to a charitable conservation easement donation.  The courts have traditionally resolved valuation disputes by reaching a middle ground between the competing values as proposed by the Internal Revenue Service and the taxpayer.  We have recorded a liability of approximately $513,000 in accordance with FIN 48 as a result of this pending issue.

12.               STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

We are insured by the Federal Deposit Insurance Corporation (FDIC) through its Deposit Insurance Fund (DIF) and regulated by the OTS.  As a condition of maintaining the insurance of accounts, we are required to maintain certain minimum regulatory capital in accordance with a formula provided in FDIC regulations.  We may not pay dividends on our stock unless all such capital requirements are met.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

Our management believes that, under current regulations, and eliminating the assets of WSB Holdings, Inc., the Bank remains well capitalized and will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond the our control, such as a shift in interest rates or a greater than anticipated downturn in the economy in areas where we extend credit, could adversely affect future earnings and, consequently, our ability to meet our future minimum capital requirements.

As of December 31, 2008, the Bank remains well capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” the Bank must maintain minimum core, tier 1 risk-based and total risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2008 and July 31, 2007 are presented in the following tables:

	Actual		Required for Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2008:
Tangible (to Tangible Assets)	$52,250,265	11.37%	$6,890,712	1.50%	N/A	N/A
Core (leverage) (to Adjusted Tangible Assets)	52,250,265	11.37%	18,375,233	4.00%	$22,969,041	5.00%
Tier 1 capital (to Risk Weighted Assets)	52,250,265	17.64%	N/A	N/A	17,510,108	6.00%
Total capital (to Risk Weighted Assets)	55,130,994	18.89%	23,346,811	8.00%	29,183,513	10.00%

At July 31, 2007:
Tangible (to Tangible Assets)	$62,918,658	14.36%	$6,570,914	1.50%	N/A	N/A
Core (leverage) (to Adjusted Tangible Assets)	62,918,658	14.36%	17,522,437	4.00%	$21,903,046	5.00%
Tier 1 capital (to Risk Weighted Assets)	62,918,658	24.67%	N/A	N/A	15,303,940	6.00%
Total capital (to Risk	65,581,439	25.71%	20,405,253	8.00%	25,506,566	10.00%

The following table summarizes the reconciliation of stockholders’ equity of the Bank to regulatory capital.

	December 31, 2008
	Tangible	Core	Total
	Capital	Capital	Capital

Total stockholders’ equity	$44,200,384	$44,200,384	$44,200,384

Nonallowable assets:
Unrealized depreciation on available for sale securities, net of taxes	8,049,880	8,049,880	8,049,880
Additional item:
Low level recourse	(773,233)
Allowance for loan losses	—	—	3,653,962

Total regulatory capital	$52,250,264	$52,250,264	$55,130,993

	July 31, 2007
	Tangible	Core	Total
	Capital	Capital	Capital

Total stockholders’ equity	$62,806,666	$62,806,666	$62,806,666

Nonallowable assets:
Investment in subsidiary	(527,186)	(527,186)	(527,186)
Unrealized depreciation on available for sale securities, net of taxes	639,178	639,178	639,178
Additional item:
Allowance for loan losses	—	—	2,662,781

Total regulatory capital	$62,918,658	$62,918,658	$65,581,439

At December 31, 2008 and July 31, 2007, tangible assets used in computing regulatory capital were $459,380,819 and $438,060,918, respectively, and total risk-weighted assets used in the computation were $291,835,136 and $255,065,664, respectively.

13.               EARNINGS PER SHARE

Options to purchase 41,875, 10,000 and 10,000 shares of common stock were outstanding at December 31, 2008, December 31, 2007 and July 31, 2007, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common stock for the respective period.  All other options were included in the computation of diluted EPS because the options’ exercise prices were lower than the average market price of the common stock for the respective twelve month period. Average common and common equivalent shares used in the determination of earnings per share were:

	Year ending December 31,	Transition period August 1- December 31,	Year ending July 31,
	2008	2007	2007

Weighted average common shares	7,585,155	7,590,272	7,509,790

Dilutive effect of stock options	325,753	454,667	613,561

Diluted common shares	7,910,908	8,044,939	8,123,351

14.               INCOME TAXES

The provision for income taxes consists of the following:

	Year ending	Five months ending	Year ending
	December 31,	December 31,	July 31,
	2008	2007	2007
Current taxes:
Federal	$125,274	$366,911	$895,306
State	4,024	—	1,931
	129,298	366,911	897,237
Deferred taxes (credit):
Federal	(428,653)	(152,697)	349,820
State	(113,382)	(40,389)	77,443
	(542,035)	(193,086)	427,263
	$(412,737)	$173,825	$1,324,500

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

	Year ended December 31, 2008		Five months ended December 31, 2007		Year ended July 31, 2007
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income

Tax at statutory rate	$(60,214)	(34.0)%	$226,792	34.0%	$1,420,376	34.0%

Increases (decreases):
State income tax net of federal income tax benefit	2,656	1.5	—	—	1,274	—
Bank owned life insurance	(158,534)	(89.5)	(63,598)	(9.5)	(97,028)	(2.3)
Tax exempt interest	(22,824)	(12.9)	—	—	—
Other	(173,821)	(98.2)	10,631	1.6	(122)	—

	$(412,737)	(233.1)%	$173,825	26.1%	$1,324,500	31.7%

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the financial reporting and the tax bases of assets and liabilities pursuant to SFAS No. 109.

The components of net deferred tax assets as of December 31, 2008 and July 31, 2007 are as follows:

	December 31,	July 31,
	2008	2007

Deferred tax assets:
Deferred loan fees	$942,793	$893,874
Allowance for loan losses	1,961,525	1,562,094
Non accrual interest adjustment	376,218	184,602
Allowance for losses on real estate acquired in settlement of loans	—	20,362
Deferred compensation	13,235	126,235
Unrealized loss on available for sale securities	5,505,236	399,727
Depreciation	525,683	437,572
Other	78,338	—

	9,403,028	3,624,466

Deferred tax liabilities:
Other	—	8,851
Deferred rental income	38,865	15,708
	38,865	24,559

Net deferred tax assets	$9,364,163	$3,599,907

Our federal income tax returns for fiscal years 2002 and 2003 were audited by the Internal Revenue Service. On April 6, 2006, the Internal Revenue Service issued a notice attributable to the disallowance of a conservation easement charitable donation.  On May 8, 2006, we filed a timely Protest appealing an Internal Revenue Service proposed adjustment on the valuation of the conservation easement donated to the Maryland Environmental Trust.  We maintain that the donation complied with the statutory requirements of 26 U.S.C. §170(h).  Based the relevant statutory provisions, regulations and case law on point, we believe it will be successful in establishing that it complied with and satisfied the applicable rules and regulations and therefore, is entitled to a charitable conservation easement donation.  The courts have traditionally resolved valuation disputes by reaching a middle ground between the competing values as proposed by the Internal Revenue Service and the taxpayer.  Therefore, at this time, we are unable to determine whether or to what extent our valuation of the conservation easement will be sustained.

As required by FIN 48, the Company has recorded a liability for uncertain tax positions of a $474,253 as a cumulative effect charge to the retained earnings balance as of August 1, 2007.  The full value of unrecognized tax benefits is $513,423 at December 31, 2008, which included accrued interest and penalties. If this liability were de-recognized, it would favorably impact the effective tax rate for the period of de-recognition. These non-current income tax liabilities are recorded in other liabilities in our consolidated balance sheet at December 31, 2008.  Interest and penalties related to income tax liabilities are included in income tax expense.  The balance of accrued interest and penalties included in the total $513,423 liability recorded in the consolidated balance sheet at December 31, 2008 was $39,168.

15.               FAIR VALUE MEASUREMENTS

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

Level 1 inputs — Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2008, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		At December 31, 2008 (In thousands)
	Carrying Value December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Available-for-Sale Securities	$48,240	$—	$48,240	$—	$—	$—
Available-for-Sale Mortgage-Backed Securities	109,161		109,161
	$157,401	$—	$157,401	$—	$—	$—

Assets and Liabilities measured at Fair Value on a Nonrecurring Basis

The Company may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

	At December 31, 2008 (In thousands)
	Carrying Value December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans	$15,489	$—	$15,489	$—
Loans held for sale	5,787	—	5,787	—

	$21,276	$—	$21,276	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $18,327,000, which includes a valuation allowance of $2,838,000.

Loans held-for-sale, which are carried at the lower of cost or market, did not have any impairment charge at December 31, 2008.

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”.  We have determined the fair value amounts by using available market information and appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2008		July 31, 2007
	Carrying Amount (000’s)	Estimated Fair Value (000’s)	Carrying Amount (000’s)	Estimated Fair Value (000’s)

Assets:
Cash and cash equivalents	$4,051	$4,051	$7,228	$7,228
Loans receivable, net	242,754	248,426	208,380	206,569
Mortgage-backed securities:
Held to maturity	8,971	8,894
Available for sale	109,161	109,161	70,349	70,349
Investment securities:
Available for sale	48,240	48,240	120,591	120,591
Investment in Federal Home
Loan Bank stock	6,086	6,086	4,824	4,824
Bank Owned Life Insurance	10,939	10,939	10,286	10,286

Liabilities:
Deposits:
Non-interest-bearing	4,985	4,985	6,583	6,583
Interest bearing	246,169	247,405	276,316	275,247
Borrowings	147,100	149,724	89,000	89,978

Cash and Cash Equivalents — For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Loans Receivable, Net — Loans not having quoted market prices are priced using the discounted cash flow method.  The discount rate used is the rate currently offered on similar products.  The estimated fair value of loans held-for-sale is based on the terms of the related sale commitments.

Mortgage-Backed Securities — Fair values are based on quoted market prices or dealer quotes.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Investment Securities — Fair values are based on quoted market prices or dealer quotes.  If a quoted market price is not available, fair values are estimated using quoted market prices for similar securities.

Investment in Federal Home Loan Bank Stock — The carrying amount of Federal Home Loan Bank (FHLB) Stock is a reasonable estimate of fair value as FHLB stock does not have a readily available market and can only be sold back to the FHLB at its par value of $100 per share.

Deposits — The fair value of non-interest bearing accounts is the amount payable on demand at the reporting date.  The fair value of interest-bearing deposits is determined using the discounted cash flow method.  The discount rate used is the rate currently offered on similar products.

Commitments to Grant Loans and Standby Letters of Credit and Financial Guarantees Written — The majority of our commitments to grant loans and standby letters of credit and financial guarantees written carry current market interest rates if converted to loans.  Because commitments to extend credit and letters of credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower and therefore it is impractical to assign any value to these commitments.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008 and July 31, 2007.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

16.               FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

We are party to financial instruments with off-balance-sheet risk in the normal course of our business to meet the financing needs of our customers and to reduce our own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees.

These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.  The contract or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

Unless noted otherwise, we do not require collateral or other security to support financial instruments with credit risk.

	December 31, 2008	July 31, 2007
	Contract Amount	Contract Amount

Financial instruments whose contract amounts represent credit risk:

Commitments to grant mortgage and commercial loans	$2,105,930	$3,706,392

Unfunded commitments to extend credit under existing construction equity line and commercial lines of credit	$33,327,315	$35,841,521

Standby letters of credit and financial guarantees written	$903,278	$1,336,694

Commitments to grant mortgage and commercial loans, which include pending applications, are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon or pending applications will be denied, the total commitment amounts do not necessarily represent future cash requirements.  Historically, approximately seventy-five percent of the agreements and pending applications are drawn upon.  We evaluate each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Most equity line commitments for the unfunded portion of equity lines are for a term of 12 months and commercial lines of credit are generally renewable on an annual basis.

Standby letters of credit and financial guarantees written are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support construction borrowing.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  We hold cash as collateral supporting those commitments for which collateral is deemed necessary.

17.               CONDENSED FINANCIAL STATEMENTS — PARENT COMPANY ONLY

WSB HOLDINGS, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION — PARENT COMPANY ONLY

AS OF DECEMBER 31, 2008

December 31,
2008
ASSETS

CASH AND CASH EQUIVALENTS:
Cash	$860,653

Mortgage-backed securities — available for sale at fair value	3,097,741
Accrued interest receivable on investments	15,818
Premises and equipment — net	4,532,379
Deferred tax asset	653,194
Investment in wholly owned subsidiaries	52,461,064
Other assets	347,081

TOTAL ASSETS	$61,967,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Income taxes payable	$13,991
Accounts payable, accrued expenses and other liabilities	213,815

Total Liabilities	227,806

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shared authorized; none issued and outstanding	—
Common stock authorized, 20,000,000 shares at $.0001 par value. 7,821,232 shares issued	782
Additional paid-in capital	10,629,489
Retained earnings — substantially restricted	51,513,227
Accumulated other comprehensive (loss) income	(403,373)

Total stockholders’ equity	61,740,125

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,967,931

WSB HOLDINGS, INC.

CONDENSED STATEMENTS - PARENT COMPANY ONLY

Condensed Statement of Income

Year Ended December 31, 2008

INTEREST INCOME:
Interest on mortgage-backed securities	$212,789

Total interest income	212,789

NON-INTEREST INCOME:
Rental income	1,120,076

Total non-interest income	1,120,076

NON-INTEREST EXPENSES:
Salaries and benefits	155,640
Occupancy expense	36,681
Depreciation	205,635
Stationery, printing & supplies	4,456
Professional services	219,605
Other taxes	224,188
Other expenses	570,048

Total non-interest expenses	1,416,252

EARNINGS BEFORE PROVISION FOR INCOME TAXES	(83,387)

PROVISION FOR INCOME TAXES	(28,400)

EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	290,623

NET EARNINGS	$235,636

Condensed Statement of Cash Flows

Year Ended December 31, 2008

Cash Flows from Operating Activities
Net income	$235,636
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(290,623)
Stock based compensation	7,033
Excess tax benefits from share based payment	(34,975)
Depreciation	205,635
Accretion of (discounts)/premiums on MBS	(15,838)
Increase in other assets	(362,899)
Deferred income tax benefit	(535,547)
Increase in current liabilities	227,806
Net cash provided by operating activities	(563,772)

Cash Flows from Investing Activities
Purchase of premises and equipment	(125,382)
Repayment on MBS available for sale	337,669
Transfer of premises and equipment from subsidiary	(4,612,632)
Transfer of MBS from subsidiary	(4,085,677)
Dividends received from subsidiary	10,920,000
Net cash provided by investing activities	2,433,978

Cash Flows from Financing Activities
Dividends paid	(1,364,834)
Exercise of stock options	726,117
Repurchase of common stock	(405,811)
Excess tax benefits from tax-based compensation	34,975
Net cash provided by financing activities	(1,009,553)

INCREASE (DECREASE) IN CASH	860,653
CASH AT THE BEGINNING OF YEAR	—

CASH AT END OF YEAR	$860,653

18.               QUARTERLY DATA (Unaudited)

Summarized quarterly financial information is as follows (amounts in thousands except per share information):

	First	Second	Third	Fourth
Year Ended December 31, 2008:	Quarter	Quarter	Quarter	Quarter

Interest income	$7,057	$6,885	$6,691	$6,430
Interest expense	3,999	3,958	3,809	3,772
Net interest income	3,058	2,927	2,882	2,658
Provision for loan losses	—	—	2,100	130
Net interest income after provision for loan losses	3,058	2,927	782	2,528
Earnings (loss) before income taxes	657	716	(1,694)	143
Provision for income taxes	189	202	(620)	(184)
Net earnings (loss)	468	514	(1,074)	327
Basic earnings per common share	0.06	0.07	(0.14)	0.04
Diluted earnings per common share	0.06	0.06	(0.14)	0.04

	First	Second	Third	Fourth
Year Ended July 31, 2007:	Quarter	Quarter	Quarter	Quarter

Interest income	$7,289	$7,031	$6,811	$7,051
Interest expense	3,533	3,727	3,564	3,796
Net interest income	3,756	3,304	3,247	3,255
(Reversal) Provision for loan losses	(300)	—	—	—
Net interest income after provision for loan losses	4,055	3,304	3,247	3,256
Earnings before income taxes	1,661	604	1,038	876
Provision for income taxes	586	162	332	246
Net earnings	1,075	442	706	630
Basic earnings per common share	0.14	0.06	0.09	0.08
Diluted earnings per common share	0.13	0.05	0.09	0.08

*     *     *     *

Item 9.                                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                               Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and

Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2008.

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s audited Consolidated Financial Statements in this Annual Report on Form 10-K.

This annual report does not include an attestation report of the Company’s registered public accounting from regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                               Other Information

None.

PART III

Item 10.                                 Directors, Executive Officers and Corporate Governance

The text and tables under the captions “Proposal 1 - Election of Directors”, “Corporate Governance,” “Executive Officers of WSB Holdings, Inc.” and “Section 16(a) Beneficial Ownership Reporting Compliance” in WSB’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated herein by reference.

Item 11.                                 Executive Compensation

The text and tables under the captions “Executive Compensation and Other Information” and “Compensation of Directors” in WSB’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12.                                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2008, with respect to compensation plans under which equity securities of WSB are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	508,475	3.24	425,875

(1) Includes the Non-employee Directors’ Stock Option Plan, the 1997 Omnibus Stock Plan, the 1999 Stock Option and Incentive Plan and the 2001 Stock Option and Incentive Plan.  The Plans were approved by security holders of the Bank.  Effective January 3, 2008, all of the then stockholders of the Bank became stockholders of WSB.

The information contained in the text and tables under the caption “Securities Beneficially Owned” in WSB’s Proxy Statement for its 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.                       Certain Relationships and Related Transactions, and Director Independence

The text under the captions “Corporate Governance — Meetings of the Board of Directors; Independence of the Board of Directors” and “Executive Compensation and Other Information — Certain Relationships and Related Person Transactions” in WSB’s Proxy Statement for its 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.                       Principal Accounting Fees and Services

The text under the captions “Independent Registered Public Accounting Firm” and the Policy on Audit Committee Pre-Approval of Audit Services and Permissible Non-Audit Services of Independent Registered Public Accounting Firm in WSB’s Proxy Statement for its 2009 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.                       Exhibits and Financial Statement Schedules

(a)(1)	The following consolidated financial statements of WSB and its subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition—as of December 31, 2008 and July 31, 2007

Consolidated Statements of Earnings—Years ended December 31, 2008 and 2007, and July 31, 2007

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2008 and 2007, and July 31, 2007

Consolidated Statements of Cash Flows—Years ended December 31, 2008 and 2007, and July 31, 2007

Notes to Consolidated Financial Statements

(a)(2)	Financial statements schedules—none applicable or required

(a)(3)	The following is an index of the exhibits included in this report:

Exhibit No.	Item

2.1

-          Plan of Merger and Reorganization by and among The Washington Savings Bank,  F.S.B., Washington Interim Savings Bank and WSB Holdings, Inc. (Incorporated by reference from WSB’s Annual Report on Form S-4 for the fiscal year ended July 31, 2007).

3.1

-          Amended and Restated Certificate of Incorporation of WSB Holdings, Inc..  (Incorporated by reference from Amendment No. 1 to WSB’s Registration Statement on Form S-4, filed October 26, 2007, file no. 333-146877).

3.2	- Amended and Restated By-Laws of WSB Holdings, Inc. (Incorporated by reference from Amendment No. 1 to WSB’s Registration Statement on Form S-4, filed October 26, 2007, file no. 333-146877).

10.1	- WSB Non-Employee Directors’ Stock Option Plan. (Incorporated by reference from WSB’s Registration Statement on Form S-4, filed October 23, 2007, file no. 333-146877) †.

10.1.1	- Amendment No. 1 to the Non-Employee Directors’ Stock Option Plan (Incorporated by reference from WSB’s Registration Statement on Form S-8, filed January 18, 2008, file no. 333-148753) †.

10.2	- 1997 Omnibus Stock Plan of WSB. (Incorporated by reference from WSB’s Registration Statement on Form S-4, filed October 23, 2007, file no. 333-14687) †.

10.2.2	- Amendment No. 1 to the 1997 Omnibus Stock Plan (Incorporated by reference from WSB’s Registration Statement on Form S-8, filed January 18, 2008, file no. 333-148753) †.

10.3	- 1999 Stock Option and Incentive Plan. (Incorporated by reference from WSB’s Registration Statement on Form S-4, filed October 23, 2007, file no. 333-14687) †.

10.3.3	- Amendment No. 1 to the 1999 Stock Option and Incentive Plan (Incorporated by reference from WSB’s Registration Statement on Form S-8, filed January 18, 2008, file no. 333-148753) †.

10.4	- 2001 Stock Option and Incentive Plan. (Incorporated by reference from WSB’s Registration Statement on Form S-4, filed October 23, 2007, file no. 333-14687).

10.4.4	- Amendment No. 1 to the 2001 Stock Option and Incentive Plan (Incorporated by reference from WSB’s Registration Statement on Form S-8, filed January 18, 2008, file no. 333-148753) †.

10.5

-          Form of Stock Award Agreement for executive officers pursuant to 2001 Stock Option and Incentive Plan. (Incorporated by reference from WSB’s Registration Statement on Form S-4, filed October 23, 2007, file no. 333-14687) †.

10.6

-          Employment Agreement dated March 21, 2005 by and among The Washington Savings Bank, F.S.B. and Phillip C. Bowman. (Incorporated by reference from WSB’s Registration Statement on Form S-4, filed October 23, 2007, file no. 333-14687) †.

10.7

-          Form of Stock Option Agreement pursuant to the 1999 Stock Option and Incentive Plan (Incorporated by reference from WSB’s Registration Statement on Form S-4, filed October 23, 2007, file no. 333-14687) †.

10.8	- Description of payments due certain officers upon a change-in-control (filed herewith) †.

10.9	- Description of compensation arrangement for William J. Harnett for service as Chairman of the Board†.

21	- Subsidiaries of WSB Holdings, Inc. (filed herewith)

23	- Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	- Rule 13a-14(a)/15d - 14(a) Certifications of CEO (filed herewith).

31.2	- Rule 13a-14(a)/15d - 14(a) Certifications of Principal Financial Officer (filed herewith).

32.1	- Section 1350 Certifications (furnished herewith).

† Management compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSB Holdings, Inc.
(Registrant)

March 23, 2009	By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Principal Executive Officer:

March 23, 2009	By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

Principal Financial and Accounting Officer:

March 23, 2009	By:	/s/Carol A. Ramey
Carol A. Ramey
Sr. Vice President/Chief Financial Officer

March 23, 2009	/s/ Phillip C. Bowman
Phillip C. Bowman, Director

March 23, 2009	/s/ George Q. Conover
George Q. Conover, Director

March 23, 2009	/s/ Charles A. Dukes
Charles A. Dukes, Director

March 23, 2009	/s/ William J. Harnett
William J. Harnett, Director

March 23, 2009	/s/ Kevin P. Huffman
Kevin P. Huffman, Director

March 23, 2009	/s/ Eric S. Lodge
Eric S. Lodge, Director

March 23, 2009	/s/ Charles W. McPherson
Charles W. McPherson, Director

March 23, 2009	/s/ Michael J. Sullivan
Michael J. Sullivan, Director

EXHIBIT INDEX

Exhibit No.	Item

2.1

-          Plan of Merger and Reorganization by and among The Washington Savings Bank, F.S.B., Washington Interim Savings Bank and WSB Holdings, Inc. (Incorporated by reference from WSB’s Annual Report on Form S-4 for the fiscal year ended July 31, 2007).

3.1

-          Amended and Restated Certificate of Incorporation of WSB Holdings, Inc. (Incorporated by reference from Amendment No. 1 to WSB’s Registration Statement on Form S-4, filed October 26, 2007, file no. 333-146877).

3.2	- Amended and Restated By-Laws of WSB Holdings, Inc. (Incorporated by reference from Amendment No. 1 to WSB’s Registration Statement on Form S-4, filed October 26, 2007, file no. 333-146877).

10.1	- WSB Non-Employee Directors’ Stock Option Plan. (Incorporated by reference from WSB’s Registration Statement on Form S-4, filed October 23, 2007, file no. 333-146877) †.

10.1.1	- Amendment No. 1 to the Non-Employee Directors’ Stock Option Plan (Incorporated by reference from WSB’s Registration Statement on Form S-8, filed January 18, 2008, file no. 333-148753) †.

10.2	- 1997 Omnibus Stock Plan of WSB. (Incorporated by reference from WSB’s Registration Statement on Form S-4, filed October 23, 2007, file no. 333-14687) †.

10.2.2	- Amendment No. 1 to the 1997 Omnibus Stock Plan (Incorporated by reference from WSB’s Registration Statement on Form S-8, filed January 18, 2008, file no. 333-148753) †.

10.3	- 1999 Stock Option and Incentive Plan. (Incorporated by reference from WSB’s Registration Statement on Form S-4, filed October 23, 2007, file no. 333-14687) †.

10.3.3	- Amendment No. 1 to the 1999 Stock Option and Incentive Plan (Incorporated by reference from WSB’s Registration Statement on Form S-8, filed January 18, 2008, file no. 333-148753) †.

10.4	- 2001 Stock Option and Incentive Plan. (Incorporated by reference from WSB’s Registration Statement on Form S-4, filed October 23, 2007, file no. 333-14687).

10.4.4	- Amendment No. 1 to the 2001 Stock Option and Incentive Plan (Incorporated by reference from WSB’s Registration Statement on Form S-8, filed January 18, 2008, file no. 333-148753) †.

10.5

-          Form of Stock Award Agreement for executive officers pursuant to 2001 Stock Option and Incentive Plan. (Incorporated by reference from WSB’s Registration Statement on Form S-4, filed October 23, 2007, file no. 333-14687) †.

10.6

-          Employment Agreement dated March 21, 2005 by and among The Washington Savings Bank, F.S.B. and Phillip C. Bowman. (Incorporated by reference from WSB’s Registration Statement on Form S-4, filed October 23, 2007, file no. 333-14687) †.

10.7

-          Form of Stock Option Agreement pursuant to the 1999 Stock Option and Incentive Plan (Incorporated by reference from WSB’s Registration Statement on Form S-4, filed October 23, 2007, file no. 333-14687) †.

10.8	- Description of payments due certain officers upon a change-in-control (filed herewith) †.

10.9	- Description of compensation arrangement for William J. Harnett for service as Chairman of the Board†.

21	- Subsidiaries of WSB Holdings, Inc. (filed herewith)

23	- Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	- Rule 13a-14(a)/15d - 14(a) Certifications of CEO (filed herewith).

31.2	- Rule 13a-14(a)/15d - 14(a) Certifications of Principal Financial Officer (filed herewith).

32.1	- Section 1350 Certifications (furnished herewith).

† Management compensatory arrangement.