Form 10-Q
period 2009-03-31
WSB Holdings Inc
filed 2009-05-14
CIK 1415022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended: March 31, 2009

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

(301) 352-3120

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

There were 7,849,732 shares of Common Stock ($0.0001 Par Value) outstanding as of May 1, 2009.

WSB HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.  Financial Statments

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31,	December 31,
	2009	2008

ASSETS
Cash	$8,027,826	$1,560,435
Federal funds sold and interest bearing deposits at FHLB - Atlanta	10,244,475	2,490,177
Total cash and cash equivalents	18,272,301	4,050,612

Loans receivable - net:
Held for sale	5,989,061	5,786,575
Held for investment (net of allowance for loan losses of $4,990,746 and $4,973,439 respectively)	243,249,809	236,967,155
Total loans receivable - net	249,238,870	242,753,730

Investment securities - available for sale at fair value	32,300,739	48,240,101
Mortgage-backed securities - available for sale at fair value	101,443,644	109,161,408
Mortgage-backed securities - held to maturity	8,728,419	8,970,687
Investment in Federal Home Loan Bank stock, at cost	5,708,000	6,085,700
Accrued interest receivable on loans	1,530,586	1,463,957
Accrued interest receivable on investments	677,546	861,052
Real estate acquired in settlement of loans	4,810,455	5,446,155
Bank owned life insurance	11,061,091	10,939,419
Premises and equipment - net	5,545,044	5,643,577
Deferred income taxes	8,909,078	9,364,163
Income taxes receivable	875,014	292,584
Other assets	2,073,050	1,269,145

TOTAL ASSETS	$451,173,837	$454,542,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$7,562,124	$4,985,495
Interest bearing	254,058,198	246,169,413
Total deposits	261,620,322	251,154,908

Federal Home Loan Bank borrowings	104,000,000	117,100,000
Other borrowings	30,000,000	30,000,000
Advances from borrowers for taxes and insurance	583,015	376,834
Accounts payable, accrued expenses and other liabilities	1,907,932	2,220,323

TOTAL LIABILITIES	398,111,269	400,852,065

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value, 7,849,732 and 7,821,232 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	785	782
Additional paid-in capital	10,703,796	10,629,489
Retained earnings - substantially restricted	49,666,237	51,513,227
Accumulated other comprehensive (loss) income	(7,308,250)	(8,453,273)

TOTAL STOCKHOLDERS’ EQUITY	53,062,568	53,690,225

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$451,173,837	$454,542,290

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended
	March 31,
	2009	2008
INTEREST INCOME:
Interest and fees on loans	$3,856,561	$4,301,283
Interest on mortgage-backed securities	1,863,187	1,459,723
Interest and dividends on investments	629,870	1,295,659

Total interest income	6,349,618	7,056,665

INTEREST EXPENSE:
Interest on deposits	2,145,686	2,600,329
Interest on other borrowings	1,454,160	1,398,306

Total interest expense	3,599,846	3,998,635

NET INTEREST INCOME	2,749,772	3,058,030
Provision for loan losses	2,500,000	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	249,772	3,058,030

NON-INTEREST INCOME:
Loan related fees	69,685	130,365
Gain on sale of loans	242,284	62,540
Gain on sale of investment securities - available for sale	23,344	191,193
(Loss) gain on sale of real estate acquired in settlement of loans	(85,847)	83,332
Loss on disposal of premises and equipment	(12,045)	(11,636)
Service charges on deposits	30,150	35,358
Rental income	101,433	99,267
Other income	143,888	176,564

Total non-interest income	512,892	766,983

NON-INTEREST EXPENSE:
Salaries and benefits	1,415,352	1,571,795
Occupancy expense	187,215	220,009
Depreciation	178,622	182,798
Advertising	65,670	53,465
Service bureau charges	135,998	141,151
Service charges from banks	7,371	20,846
Stationary, printing and supplies	41,339	56,406
Professional services	188,429	137,663
SAIF/FDIC Insurance	48,169	37,841
Provision for losses on real estate acquired in settlement of loans	198,476	—
Other taxes	65,869	39,475
Other	622,435	706,421

Total non-interest expense	3,154,945	3,167,870

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(2,392,281)	657,143

PROVISION FOR INCOME TAXES	(859,280)	189,580

NET (LOSS) INCOME	$(1,533,001)	$467,563

BASIC EARNINGS PER COMMON SHARE	$(0.20)	$0.06

DILUTED EARNINGS PER COMMON SHARE	$(0.20)	$0.06

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04
AVERAGE COMMON SHARES OUTSTANDING	7,845,299	7,597,135
AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,845,299	7,985,107

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Unaudited)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(Loss)	Equity

BALANCE, JANUARY 1, 2008	$760	$10,267,198	$52,642,425	$1,000,176	$63,910,559

Stock-based compensation	—	1,759	—	—	1,759

Comprehensive Income:

Net income	—	—	467,563	—	467,563

Other comprehensive income Reclassification adjustment for gains, net of taxes of 65,006	—	—	—	(126,187)	(126,187)

Net changes in unrealized appreciation on available for sale securities	—	—	—	(1,238,261)	(1,238,261)

Total comprehensive (Loss)					(896,885)

Cash dividend declared (0.04 per common share)	—	—	(303,885)	—	(303,885)

BALANCE, MARCH 31, 2008	$760	$10,268,957	$52,806,103	$(364,272)	$62,711,548

BALANCE, JANUARY 1, 2009	$782	$10,629,489	$51,513,227	$(8,453,273)	$53,690,225

Exercise of Stock Options	3	64,117			64,120

Stock-based Compensation	—	1,758	—	—	1,758

Tax effect of Stock Option Exercised		8,432			8,432

Comprehensive (Loss):

Net (Loss)	—	—	(1,533,001)	—	(1,533,001)

Other comprehensive income (Loss) Reclassification adjustment for gains, net of taxes of $9,207	—	—	—	(14,137)	(14,137)

Net changes in unrealized appreciation on available for sale securities	—	—	—	1,159,160	1,159,160

Total comprehensive (Loss)					(387,978)

Cash dividend declared (0.04 per common share)	—	—	(313,989)	—	(313,989)

BALANCE, MARCH 31, 2009	$785	$10,703,796	$49,666,237	$(7,308,250)	$53,062,568

See notes to consolidated financial statements

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2009	2008
OPERATING ACTIVITIES:

Net (loss) income	$(1,533,001)	$467,563
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	2,500,000	—
Stock-based compensation	1,758	1,759
Depreciation	178,622	182,797
Loss on disposal of assets	12,045	11,636
Accretion of discounts on investment securities	1,074	(98,653)
Gain on sale of investment securities	(23,344)	(191,193)
(Loss) Gain on sale of real estate acquired in settlement of loans	85,847	(83,332)
Gain on sale of loans	(242,284)	(62,540)
Loans originated for sale	(24,860,921)	(33,023,657)
Proceeds from sale of loans originated for sale	24,900,719	33,098,906
Increase in cash surrender value of bank owned life insurance	(121,672)	(113,903)
Deferred income taxes	(290,650)	247,125
Excess tax benefit from stock-based compensation	(8,432)	—
Decrease (increase) in accrued interest receivable	116,878	(221,408)
(Increase) decrease in other assets	(803,906)	197,574
(Decrease) increase in net deferred loan fees	56,335	(11,091)
Change in income taxes payable/receivable	(573,999)	310,379
Increase in accrued interest payable	76,239	155,996
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(312,391)	129,134

Net cash (used in) provided by operating activities	(841,083)	997,092

INVESTING ACTIVITIES:

Net (increase) in loans	(9,716,000)	(3,606,591)
Purchase of mortgage-backed securities - available for sale	(32,041)	(36,765,760)
Repayment of mortgage-backed securities - available for sale	9,887,045	9,005,731
Purchase (redemption) of Federal Home Loan Bank Stock	377,700	(51,300)
Purchase of investment securities - available for sale	(44,651)	(7,275,000)
Repayment of investment securities - available for sale	16,002,073	34,745,256
Purchase of premises and equipment	(92,135)	(25,781)
Development of real estate acquired in settlement of loans	(15,835)	(4,227)
Proceeds from sale of real estate acquired in settlement of loans	1,442,697	772,053

Net cash provided (used in) by investing activities	17,808,853	(3,205,619)

FINANCING ACTIVITIES:

Net increase in demand deposits, NOW accounts and savings accounts	3,525,048	5,422,125
Proceeds from issuance of certificates of deposit	16,216,695	3,166,398
Payments for maturing certificates of deposit	(9,352,568)	(7,899,651)
Net increase in advance payments by borrowers for taxes and insurance	206,181	167,161
Cash dividend paid	(313,989)	(303,885)
(Decrease) increase in advance from the Federal Home Loan Bank	(13,100,000)	1,200,000
Increase in other borrowings	—	10,000,000
Excess tax benefit from stock-based compensation	8,432	—
Proceeds from exercise of stock options	64,120	—

Net cash (used in) provided by financing activities	(2,746,081)	11,752,148

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,221,689	9,543,621

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,050,612	3,585,803

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,272,301	$13,129,424

CASH PAID DURING THE PERIOD FOR:

Income taxes	$—	$—

Interest	$3,530,952	$3,863,304

Non-cash transactions:
Transfer from loans to foreclosed real estate	$877,009	$2,513,888

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(unaudited)

1.                   Financial Statements

The Consolidated Financial Statements for the three months ended March 31, 2009 and 2008 have been prepared by WSB Holdings, Inc. (“WSB” or the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented, have been made.  All significant intercompany transactions have been eliminated.

WSB became the holding company of The Washington Savings Bank, F.S.B. (the “Bank”) as of January 3, 2008.  As part of the formation of the holding company, the par value of common stock was changed from $1.00 to $0.0001 per share.  The Bank continues to exist as a federally chartered savings bank and to be managed by the board of directors and officers in place prior to the holding company reorganization.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.   Management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”), a copy of which is available at www.twsb.com and www.sec.gov.   The results of operations for the period ended March 31, 2009, are not necessarily indicative of the operating results for the full year, or any other period.

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(unaudited)

	Three Months Ended March 31,
	2009			2008
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net (loss) income available to Common Stockholders	$(1,533,001)	7,845,299	$(0.20)	$467,563	7,597,135	$0.06

Effect of Dilutive
Options
Incremental Shares		—			387,972

Diluted EPS
Net (loss) income available to Common Stockholders	$(1,533,001)	7,845,299	$(0.20)	$467,563	7,985,107	$0.06

For the three month period, there was no dilutive effect on EPS as we experienced a loss for the quarter.  Options to purchase 454,475 shares of common stock were excluded in the computation of diluted EPS for the three months ended March 31, 2009 because their effect would have been antidilutive.

Options to purchase 10,000 shares of common stock were not included in the computation of diluted EPS for the three months ended March 31, 2008 because their effect would have been antidilutive.

3.                   Stock-Based Compensation

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

In April 2007, the Bank awarded 5,000 shares under the 1997 Plan to its Chief Executive Officer, which have a ten-year contractual term and vest over a two year period.  Total pre-tax stock-based compensation of $1,758 was recognized in the Statement of Operations for the three months ending March 31, 2009.  There were no awards granted during the three months ending March 31, 2009.  Approximately $586 of stock-based compensation expense remains for future periods until completion in April 2009.  The fair value of the options awarded is estimated on the date of grant using the Black-Scholes option pricing model with volatility calculated based on historical close prices and a risk free rate is based on the respective treasury security as of the grant date closing price.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(unaudited)

Stock Option Plans - We have five stock option plans, which reserve shares of common stock for issuance to certain key employees and non-employee directors. Collectively, these plans reserve 2,310,000 shares for issuance pursuant to options as of March 31, 2009, 1,884,125 options have been granted and 425,875 options remain available for grant. Options granted generally expire ten years after grant date and are exercisable at 50% one year after the date of grant and the remaining 50% two years after the date of grant, with the exceptions of (1) options granted under the Non-Employee Directors’ Plan, which options are exercisable at 25% on the first and second anniversary dates and the remaining 50% three years after the date of grant and (2) the 5,000 option grant to Phillip C. Bowman in September 2005, which were fully vested at time of grant and expire 5 years after the date of grant. The exercise price of the options granted pursuant to these plans is in each case the fair market value of the shares on the date of grant.

The following table summarizes stock option activity for the three month period ended March 31, 2009:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2008	508,475	$3.24
Exercised	(28,500)	2.25		21,380
Granted	—	—
Forfeited	(25,500)	3.13

Outstanding at March 31, 2009	454,475	$3.30	2.01	$387,675
Exercisable at March 31, 2009	451,975	$3.28	2.01	$372,350

4.      Uncertain Income Tax Positions

Effective August 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“Fin 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109”.  As required by FIN 48, the cumulative effect has resulted in an increase to our liability for uncertain tax positions of a $474,253 charge to the retained earnings balance as of August 1, 2007.  The full value of unrecognized tax benefits is $518,791 at March 31, 2009. If this liability were de-recognized, it would favorably impact the effective tax rate for the period of de-recognition. These non-current income tax liabilities are recorded in other liabilities in our consolidated balance sheet at March 31, 2009.

Interest and penalties related to income tax liabilities are included in income tax expense.  The balance of accrued interest and penalties included in the total $518,791 liability recorded in the consolidated balance sheet at March 31, 2009 was $44,538.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(unaudited)

5.                   Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

We utilize fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Under SFAS 157, we group assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These hierarchy levels are:

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

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Continued)

in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

We do not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2008, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the loan as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted for fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value and fair value. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the foreclosed asset at nonrecurring Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Continued)

	At March 31, 2009 (In thousands)
		Quoted Prices in	Other	Significant		Total Changes
		Active Markets for	Observable	Unobservable	Trading	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Gains and	Included in
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)	Period Earnings
Available-for-Sale Securities	$32,301	$—	$32,301	$—	$—	$—
Available-for-Sale Mortgage-Backed Securities	101,444		101,444
	$133,745	$—	$133,745	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non- recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

	At March 31, 2009 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Loans	$21,806	$—	$21,806	$—
Real estate acquired in settlement of loans	4,810	—	4,810	—

	$26,616	$—	$26,616	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $21,806,000, which includes a valuation allowance of $2,153,744.

Loans held-for-sale, which are carried at the lower of cost or market, did not have any impairment charge at March 31, 2009.

6.                   New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141, Revised 2007 (SFAS 141R), “Business

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Continued)

Combination”.  SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008.  The adoption of this standard did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued Statement No.160, “Non-controlling Interests in Consolidated Financial Statement” (“SFAS 160”).  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of this standard did not have a material impact on our consolidated financial statements.

In March 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In April 2009, the FASB issued three FASB Staff Positions (“FSP”):

•                  FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” — This FSP amends the other-than-temporary impairment guidance under U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure in the financial statements.  The FSP specifies that if a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporary impaired unless there is a credit loss.  The credit loss component of an other-than-temporary impaired debt security must be determined based on the company’s best estimate of cash flows expected to be collected.

•                  FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” — This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset and liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly.  SFAS 157 does not prescribe a methodology for making significant adjustments to transactions or quoted prices when estimating fair value in these situations but this FSP states that a change in valuation technique or the use of multiple valuation techniques may be appropriate.

•                  FAS No. 107-1 and AFB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” — This FSP requires companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis.

These three FSPs will be effective for the interim and annual periods ending after June 15, 2009 and are not expected to have a significant impact on the Company’s financial position, results of operations or cash flows other than additional disclosures.

FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend equivalents as a separate class of securities issued for fiscal years and interim periods after December 15, 2008, and requires a company to retrospectively adjust its earning per share.  EIFT 03-6-1 does not currently apply because the Company does not grant restricted shares.

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

Overview

WSB Holdings became the holding company of the Bank as of January 3, 2008, and reports financial results on a calendar year basis.  The Bank continues to exist as a federally chartered savings bank and to be managed by its board of directors and officers in place prior to the holding company reorganization.

We operate a general commercial banking business, attracting deposit customers from the general public and using such funds, together with other borrowed funds, to make loans, with an emphasis on residential mortgage, commercial and construction lending.  Our results of operations are primarily determined by the difference between the interest income and fees earned on loans, investments and other interest-earning assets and the interest expense paid on deposits and other interest-bearing liabilities. The difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities is known as net interest-rate spread.  Our principal expense is the interest we pay on deposits and other borrowings.  The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is referred to as net interest income.  Net interest income is significantly affected by general economic conditions and by policies of state and federal regulatory authorities and the monetary policies of the Federal Reserve Board. Our net income is also affected by the level of our non-interest income, including loan-related fees, deposit-based fees, rental income, operations of our service corporation subsidiary, gain on sale of real estate acquired in settlement of loans, and gain on sale of loans, as well as our non-interest and tax expenses.

During this period of economic slowdown, the effects of which, including declining real estate values resulting in asset impairment and tightening liquidity, has particularly impacted the banking industry in general, management continues to stress credit quality within both our loan and investment portfolios. Management continues efforts to diversify our loan portfolio from residential lending into commercial real estate and commercial and industrial (more commonly referred to as business lending).  Management believes that such diversification will be appropriate and beneficial in dealing with interest rate spread compression and portfolio risk management, although such diversification continues to be significantly hampered by the current economic slowdown. As part of seeking more diversity in our loan portfolio, we have established commercial business and commercial real estate lending departments staffed with experienced lenders in an effort to significantly expand our nonresidential loan portfolio. This change is particularly important given the current state of the residential housing markets and our prior reliance on residential construction and mortgage origination. To expand its commercial customer deposit base, the Bank has implemented remote deposit capture services for commercial customers.  This service compliments the Bank’s PC Banking platform and provides us a commercially viable means to serve the depository needs of businesses beyond our branch network.  We believe that the expansion of our commercial base is significant to the profitability of the Bank in that commercial customers provide lower cost deposit funding, with commercial loan borrowings structures that re-price to interest rate changes under terms that are favorable to the Bank.  Management believes that interest rates and general economic conditions nationally and in our market area are most likely to have a significant impact on our results of operations. We carefully evaluate all loan applications in attempt to minimize our credit risk exposure by obtaining a thorough application with enhanced approval procedures; however, there is no assurance that this process can reduce lending risks.  Management reviews models and has established benchmark rates and assures that we remain within the limits.  If the limits exceed the established benchmark rate, management develops a plan to bring interest rate risk back within the limits.

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses.  Information concerning this policy is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).  There were no significant changes in this accounting policy during the three months ending March 31, 2009.

Consolidated Results of Operations

Net loss for the three months ended March 31, 2009 was ($1.5) million, or ($0.20) per basic and diluted share, compared to net income of $468,000 or $0.06 per basic and diluted share for the corresponding 2008 period. Net loss for the three month period ended March 31, 2009, represents a decrease of $2.0 million, or 428%, over the same period last year.

The decrease in net income for the three month period is primarily the result of the Bank allocating an additional $2.5 million to its Allowance for Loan Losses during the quarter.  Net interest income decreased as a result of a decrease in yield on our interest-earning assets.  Non-interest income decreased primarily as the result of the loss on sale of real estate acquired in settlement of loans and loan related fees, which offset the increase in gain on sale of loans in secondary market.

We continually seek to increase our core deposits and advertise our lower-cost NOW accounts, no fee checking incentives, an overdraft protection program, variable money fund savings account priced to current interest rates, and the advantages of customer access to ATM networks.

Due to the increase to our loan portfolios of commercial business and commercial real estate to commercial borrowers, the total commercial loan portfolio increased approximately $10 million during the three month period ended March 31, 2009 bringing the total to approximately $128.0 million, or 51.5% of total loans held for investment from $117.5 million, or 48.6% of loans held for investment at December 31, 2008.

Net loss for the three month period ending March 31, 2009 included gains on the sale of investment securities of approximately $23,000 pretax, $14,000 net of tax , compared to a gain on sale of investment securities of $191,000 pretax, $126,000 net of tax for the same period last year.  The gain on the sale of investments for the period ending March 31, 2009 resulted from an investment being called prior to maturity.  The gain from the same period of the prior fiscal year is the result of restructuring short term investments within the Bank’s portfolio to highly-rated mortgage-backed securities in an effort to minimize reinvestment risk while improving portfolio yield. While the investment portfolio continues to be in an unrealized loss position as of March 31, 2008, the securities are either agency securities or highly rated.  As of March 31, 2009, there has been approximately 20% downgraded with only one being rated less then investment grade by one agency.  We continue to aggressively monitor the performance of these securities and the underlying collateral, and at the present time have not designated any investment as other than temporary impaired.

Interest Income/Expense

Total interest income decreased $707,000, or 10.0%, for the three month period ending March 31, 2009, compared to the corresponding period last year, due primarily to a decrease in the average volume and average yield on interest-earning assets.

The average three-month balance of interest-earning assets decreased to $428.6 million from $433.1 million, due primarily to a decrease in investment securities, offsetting an increase in loans held-for-investment portfolio and mortgage-backed securities.  The average yield on interest-earning assets decreased to 5.93% from 6.52%.  Short-term investment securities that were called were reinvested in mortgage-backed securities, consistent with a savings and loan association charter.  The investment in short-term securities was being used to maintain liquidity for future loan growth as we restructured the existing loan portfolio under the business plan with a transition into a more diversified loan portfolio with lower credit risk.  Additionally, we experienced an increase in non-accrual loans during the period which also negatively impacted the yield on interest-earning assets for the period ending March 31, 2009.

Total interest expense decreased $399,000, or 10.0% for the three month period ended March 31, 2009, compared to the same period in the prior year.  The decrease was primarily attributable to a decrease in the average interest rate on our interest-bearing liabilities.  For the three month period ended March 31, 2009, our average interest-bearing liabilities were $390.2 million with an average rate of 3.74%, compared to $389.8 million with an average rate of 4.11%, for the corresponding period last fiscal year.

Net interest income decreased $308,000, or 10.1%, for the three month period ended March 31, 2009, compared to the same period in the prior fiscal year.  Due to a lower average return on our interest-earning assets, our net interest rate spread decreased to 2.19% for the three month period ended March 31, 2009 from 2.41% for the same period in the prior fiscal year.  The ratio of our interest-earning assets to interest-bearing liabilities decreased to 109.85% from 111.11%.

With the current state of the residential housing markets, including reduced property values, reduced sales and increased foreclosures, as well as our prior reliance on residential construction and mortgage origination, we have continued to expand our commercial loans and commercial real estate loans based on both management’s determination that it is prudent to reduce our reliance on a sector that is currently unstable and on decreased opportunities to originate construction and mortgage loans.  Commercial loans and commercial real estate loans have increased to $127.9 million as of March 31, 2009, compared to $92.5 million as of March 31, 2008.

We are currently experiencing a compression of our interest rate margins due to slowing demand for loans and lower yields on loan originations and investment security offerings. This lower interest rate environment for loans and investment securities compresses the interest rate spread by reducing interest income. We believe that the continued decline of prevailing rates on fixed rate deposits and Federal Home Loan Bank advance funding structures will be favorable to us as existing fixed rate instruments re-price to lower market rates reducing interest expense.  Interest rate margins will be further enhanced when economic conditions begin to become more favorable to lending and funds currently held in investment securities can be redirected back into the loan portfolio.

Allowance for Loan Losses

Our loan portfolio is subject to varying degrees of credit risk.  Credit risk is mitigated through portfolio diversification, and limiting exposure to any single customer or industry.  We maintain an allowance for loan losses (the “allowance”) to absorb losses inherent in the loan portfolio.  The allowance is based on careful, continuous review and evaluation of the loan portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio.  The methodology for assessing the appropriateness of the allowance includes:  (1) a formula allowance reflecting historical losses by credit category; (2) the specific allowance for risk rated credits on an individual or portfolio basis; and (3) a nonspecific allowance which accounts for risks not reflected by the other two components of the methodology.  The amount of the allowance is reviewed monthly by our Loan Committee, and reviewed and approved monthly by the Board of Directors.

The allowance is increased by provisions for loan losses, which are an expense.  Charge-offs of loan amounts determined by management to be uncollectible or impaired decrease the allowance, while recoveries of loans previously charged-off are added back to the allowance.  We make provisions for loan losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology.

Under the methodology, we consider trends in credit risk against broad categories of homogenous loans, as well as a loan by loan review of loans criticized or classified by management. Classified loans exceeding $300,000 are individually evaluated quarterly as part of the calculation of the adequacy of the allowance.

The current economic environment has led to an increased volume in loan delinquencies, an increase of internally criticized loans, and the devaluation of real estate collateral used to secure some of these loans.  Additionally, we continue to experience an increase in our commercial real estate and commercial lending portfolio, for which management uses a higher reserve factor than traditional mortgages due to a historical loss history of both the Bank and industry indicating a higher risk of default for commercial loans. The allowance for loans losses is very subjective in nature, relying significantly on historical loss experience, collateral valuations available to management on specific loans, and economic conditions.  Management believes that given the continued problems within the economy and its impact on our loan portfolio as well as the inherent risk within the portfolio that a $2.5 million provision was appropriate to increase the existing allowance level during the period ending March 31, 2009.

During the three months ended March 31, 2009, the allowance increased in net by $17,300 or .35%, remaining at the same approximate $5.0 million at March 31, 2009 that it was at December 31, 2008, as a result of net charge-offs of approximately $2.5 million and the $2.5 million addition to the allowance. At March 31, 2009, the allowance was 2.01% of total loans held-for-investment, compared to 2.06% of total loans held-for-investment, at December 31, 2008.

During the three months ended March 31 2009, we have experienced a noticeable increase in charge-offs in our loan portfolio as well as an increase in our loans held-for-investment portfolio, which has impacted our analysis of the adequacy of the allowance for loan loss during the period, and at period end.  These factors impacted the overall slight decrease in the allowance as a percentage of total loans held-for-investments.

Assets subject to our Loan Committee criticism include loans which meet our criteria for classification as sub-standard due to collateral deficiencies that may reflect inherent losses.  Based on the review of the individual loans involved, management estimates inherent losses. We continue to assess the allowance for loan losses as new and relevant data is obtained.  Assets subject to our Loan Committee criticism include loans which meet the sub-standard criteria due to collateral deficiencies that may reflect possible losses. Based on the review of the individual loans involved, management estimates probable losses. Management continues to assess the probable losses as new and relevant data is obtained.

We believe that the allowance reflects our best estimate of the probable inherent losses existing in our $248.2 million loans-held for investment portfolio as of March 31, 2009.  The $6.0 million loan held-for-sale portfolio has been committed to be purchased by investors at March 31, 2009 and will be settled subsequent to that date.

Our determination of the adequacy of the allowance requires significant judgment, and estimates of probable losses inherent in the loans held-for-investment portfolio can vary significantly from the amounts actually observed. See Critical Accounting Policies in the 2008 Form 10-K. While we use available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolios, changes in the financial condition of borrowers, such as may result from changes in economic conditions, or other considerations determined by management to be appropriate.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio and the allowance.  Such review may result in additional provisions based upon their judgments of information available at the time of each examination.

We have developed a comprehensive review process to monitor the adequacy of the allowance for loan losses.  The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies and relies on relevant observable data.  The observable data considered in the determination of the allowance is modified as more relevant data becomes available.  The results of this review process support management’s view that the allowance reflects probable losses within the loan portfolio as of March 31, 2009.

Changes in the estimation valuations may take place based on the status of the economy and the estimate of the value of the property securing loans, and as a result, the allowance may increase or decrease.  Future adjustments could substantially affect the amount of the allowance.

The following occurred during the three months ending March 31, 2009, which impacted the allowance analysis:

•                  We experienced defaults in 1-4 family residential loans of approximately $156,000.

•                  We experienced defaults in lot loans of approximately $308,000.

•                  We experienced defaults in construction residential loans of approximately $970,000.

•                  Due to the increase in the commercial and commercial real estate loan portfolio, we established reserves for these types of loans at levels in line with the industry, and experienced defaults in commercial loans of approximately $1.1 million.

All of the above-referenced loan defaults were charged off to the allowance during the three months ended March 31, 2009.  Also, during the three months ending March 31, 2009, additional loans were partially charged off to the allowance and as a result, we took a provision for the allowance of $2.5 million during the period to ensure that the amount of the allowance was adequate to account for identified and additional unidentified probable losses in our loan portfolio.

We believe our evaluation as to the adequacy of the allowance as of March 31, 2009 is appropriate, and caution the reader that the provisioning for the three month period is not necessarily indicative of future provisioning.  Subjective judgment is significant in the determination of the provision and allowance for loan losses, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans. The establishment of allowance factors is a continuing exercise, based on management’s assessment of the factors and their impact on the portfolio, and that allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and or charge-off is normal and to be expected.  See above for discussion of some of the factors that have had a significant impact in the evaluation of the adequacy of our allowance for loan losses.

We have also experienced an increase in our loan portfolio during the period cover by this report, which was reflected in management’s analysis of the adequacy of the allowance for loan loss during the period, and at period end.

We review on a monthly basis the adequacy of the allowance for loan losses, and provisions accordingly to meet the deemed losses within the portfolio.  For a better understanding and a more complete description of the allowance and the evaluation process, refer to the 2008 Form 10-K.

As shown below in tabular format, there has been an increase in charge-offs compared to the comparable period last year.  While there has been an increase in loan charge-offs, we believe there are additional, unidentified, probable losses within the portfolio, which  may be reflected as charge-offs against the allowance in future quarters as these losses manifest themselves and loan collection efforts continue.

	Three month period ended March 31,
	2009	2008

Provision for loan losses	$2,500,000	$0

Loan charge-offs	$2,482,050	$517,882
Loan recoveries	27,268	100
Net Charge-offs	$2,454,782	$517,782

Allowance for loan losses at period end	$4,990,746	$3,698,921
Total loans held for investment at at period end	$248,240,555	$228,164,709
Allowance to total loans held for investment at period end	2.01%	1.62%

At March 31, 2009, total non-performing loans were $24.0 million, or 9.66% of total loans held for investment, compared to $18.3 million, or 7.58% of total loans held-for-investment, at December 31, 2008.  All non-performing loans were non-accrual loans as of March 31, 2009 and March 31, 2008.  For the period ending March 31, 2009, we recorded charge-offs of $2.0 million on $4.3 million of non-accrual loans.  This reduced the balances on these loans to $2.3 million which is a level we believe to be collectable through the liquidation of collateral or collection methods.  The allowance is approximately 20.8% of non-accrual loans, versus 27.1% at December 31, 2008.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

As previously reported, there has been an increase in court caseloads resulting in delays in ratification of foreclosure sale actions by the courts affecting mortgage lenders, including us.  This has resulted in both a lengthening of the curing time for delinquent loans and an increase in non-performing asset levels.  Recent Maryland legislation intended to provide extended notice periods and other protections to defaulting mortgagors will further delay the resolution of defaulting loans secured by residential properties, both owner and non-owner occupied.  We are continuing our practice of working with borrowers to resolve delinquencies, with foreclosure action being the remedy of last resort when reasonable means to cure deficiencies in the best interest of both the Bank and the borrower, consistent with sound banking considerations, are exhausted.

While we did not actively participate in “subprime” lending, we may be affected by proposed national legislation that addresses “subprime” borrowers and lenders.  If adopted, this legislation may have a negative impact on other areas of residential real estate lending and default resolution, further decreasing real estate values.

Non-Interest Income

Total non-interest income decreased $254,000, or 33.1%, to $513,000 for the three month period ended March 31, 2009, compared to $767,000 for the same period in the prior year.   The decrease for the three month period is attributable to a decrease in the gain on sale of investments securities, a loss on the sale of real estate acquired in settlement of loans and in a decrease loan related fees, which was offset in part by an increase in gain on sale of loans.

Gain on the sale of loans increased $180,000 for the three month period ended March 31, 2009 as compared to the same period last year due an overall higher premium and increased collection of up-front fees associated with those loans as well as lower costs associated with the origination of these loans. The costs associated with these loans decreased primarily as the result of reduced volume.  Our ability to realize gains in future periods will depend largely on interest rates and the demand for mortgage loans.

While production of loans held-for-sale has been negatively impacted nationally by the current market constriction as to non-conforming and non-traditional mortgage offerings, and overall credit tightening, the Bank continues to offer traditional mortgage financing through its mortgage banking operations.  Because loans we sell in the secondary market are recourse, and we could be required to repurchase such loans if the purchasers turn out to be not creditworthy, we continue to monitor the anticipated negative impact and/or exposure of many of the larger secondary market investors, and as such have further reduced or eliminated the selling of loans to investors where liquidity or financial capacity is in question.

The decrease on the gain on sale of real estate acquired in settlement of loans is the result of a loss on the sale of six properties in which we recorded a net loss of $86,000 at March 31, 2009 compared to the net gain of $83,000 recorded on the sale of six properties at March 31, 2008.

Gain on sale of investment securities resulted in approximately $23,000 pretax, $14,000 net of tax, compared to a gain on sale of investment securities of $191,000 pretax, $126,000 net of tax for same period last year.  The gain during the 2009 period resulted from one of our investments being called and repurchased prior to maturity.  The prior period gain on the sale of investments resulted from our sale of certain mortgage-backed securities, the proceeds of which were used to purchase similar investment securities with a higher interest rate in an effort to minimize reinvestment risk while improving portfolio yield.  We did not undertake to restructure our short-term investments during the 2009 period, as given current market conditions, the opportunity to purchase higher-yield investment securities was absent.

Non-Interest Expenses

Non-interest expenses decreased $13,000, or .4% for the three month period ending March 31, 2009, as compared to the corresponding prior fiscal year period.

The decrease in non-interest expenses for the three month period ended March 31, 2009 compared to the same period last year was primarily due to decreases of $156,000 in salaries and benefits and $84,000 in other expenses, partially offset by an increase of $198,000 in provision for losses on real estate acquired in settlement.

The decrease in salaries and benefits is the result of the reduced loan production on loans sold in the secondary market and the commissions associated with these loans.  We have closed our wholesale mortgage lending operation as well as all retail mortgage offices except for the Bowie office in response to the current economic slowdown in both our local markets and nationwide.  We have also reduced staff throughout various areas, primarily back-office functions, but these decreases have been partially offset by increased staff associated with the growth of business lending activities due to the continuing growth in our commercial loans.  These expense reductions are expected to continue to benefit us in the foreseeable future.

The decrease in other expenses is primarily the result of costs associated with expenses associated with our stock being listed on The NASDAQ Global Market and the holding company reorganization during the prior year period ending March 31, 2008.

Professional services increased for the period March 31, 2009 compared to prior year fiscal quarter due to consultant costs associated with documenting our internal control over financial reporting relating to compliance with certain provisions of the Sarbanes Oxley Act of 2002, as well as fees associated with pending litigation on tax issues.

Income Taxes

A tax benefit of $859,000 occurred for the three months ended March 31, 2009, as compared to a tax expense of $190,000 for the same period last year.  The tax benefit was the result of a pre-tax loss of $2.4 million, the exclusion of income for the bank owned life insurance, and a tax benefit attributable to our investment portfolio of which a significant portion is not subject to Maryland state taxes.  The effective tax rates were (35.9%) and 28.9 for the respective periods ended March 31, 2009 and 2008.

Liquidity and Capital Resources

Total assets were $451.2 million and $454.5 million at March 31, 2009 and December 31, 2008, respectively. The decrease in assets at March 31, 2009, compared to December 31, 2008, was primarily attributable to an decrease in the available for sale investment securities and mortgage-backed securities, partially offset by increases in the held for investment loan portfolio and cash and cash equivalents.  Cash and cash equivalents increased due to $15.0 investment securities being called and repurchased before maturity and the receipt of approximately $9.0 million in principal on our mortgage-backed securities.

Deposits were $261.6 million at March 31, 2009, compared to $251.2 million at December 31, 2008.  The increase in deposits at March 31, 2009, compared to December 31, 2008, was primarily due to an increase in our savings accounts offsetting a decrease in our certificate of deposits.  During this period, our rates on money fund accounts were slightly higher than the Bank’s competitors, resulting in an increase in deposits, but lower certificate of deposit rates negatively affected renewals for certificate of deposits.  Management anticipates continuing to utilize excess funding liquidity to offset a runoff of higher cost certificate of deposits which were previously originated to fund loan production.

Borrowings at March 31, 2009 and December 31, 2008 are as follows:

	Balance as of
	March 31,		December 31,
	2009	Rate	2008	Rate

FHLB-advances -fixed	$104,000,000	4.69%	$104,000,000	4.69%
FHLB advances - daily rate credit	—		$13,100,000	0.46%
Reverse Repurchase Agreement	30,000,000	3.82%	30,000,000	3.82%
	$134,000,000		$147,100,000

At December 31, 2008, we had a total of $117.1 million in borrowed funds consisting of FHLB advances.  During the three month period ending March 31, 2009, we repaid the $13.1 million daily rate credit FHLB advance, bringing the balance to $104.0 million.

Total borrowings are $134.0 million as of March 31, 2009.  We maintain funding activities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion.  To the extent we do not or can not use FHLB borrowings, we would rely on alternative funding sources, including our deposit base and correspondent bank lines of credit.

As a member of the FHLB system, and in order to maintain insurance with the Federal Deposit Insurance Corporation (“FDIC”), we must maintain average daily balances of long-term liquid assets of not less than 4% of the average daily balance of the Bank’s liquidity base (net withdrawable savings accounts and borrowings during the preceding calendar month which are payable within one year).  Liquid assets are defined as cash, Federal Reserve deposits, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, highly rated corporate debt, mortgage loans and mortgage-backed securities, and accrued interest receivable and principal on certain qualified unpledged assets payable within five years.  Internal sources of liquidity used by the Bank are various short-term investments, mortgage-backed securities, and short-term borrowings. During March 2009, our long-term average daily balances of liquid assets were $59.6 million, which exceeded the $11.3 million required.

Current regulations require subsidiaries of an institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of an institution’s regulatory capital.  The Bank’s regulatory capital and regulatory assets below also reflect increases of $6.7 million and $11.0 million, respectively, which represents unrealized losses (after-tax for capital deductions and pre-tax for asset deductions, respectively) on mortgage-backed securities and investment securities classified as available for sale.  In addition, the Bank’s risk-based capital reflects an increase of $3.7 million in the general loan loss reserve.  The loan loss reserve factor represents 1.25% of the Bank’s risk-weighted assets.  The following table shows regulatory thrift capital ratios required, the Bank’s actual ratios, and the amount by which the Bank’s ratios exceed required capital ratios, as of March 31, 2009.

Capital Category	Regulatory Ratios Required	Bank’s Amount and Ratio	Bank’s Excess of Requirements	Calculations	Based Upon
Leverage	$18,167,409	$50,782,811	$32,615,402	$50,782,811	Regulatory Capital
	4.00%	11.18%	7.18%	$454,185,225	Regulatory Assets

Tangible	$6,812,778	$50,782,811	$43,970,033	$50,782,811	Regulatory Capital
	1.50%	11.18%	9.68%	$454,185,225	Regulatory Assets

Risk-Based	$23,336,867	$53,754,713	$30,417,846	$53,754,713	Regulatory Capital
	8.00%	18.43%	10.43%	$291,710,832	Risk-Weighted Assets

Our management believes that, under current regulations, and eliminating the assets of WSB Holdings, the Bank remains well capitalized and will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond our control, such as a shift in interest rates or a greater than anticipated downturn in the economy in areas where we extend credit, could adversely affect future earnings and, consequently, our ability to meet minimum capital requirements in the future.

The Qualified Thrift Lender Test currently requires that “qualified thrift investments” be at least 65% of portfolio assets as defined by the Office of Thrift Supervision (“OTS”).  At March 31, 2009, our ratio was approximately 84% of defined portfolio assets.

Off Balance Sheet Transactions

We are a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated Statement of Financial Condition.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Commitments to originate new loans	$2,377,267
Unfunded commitments to extend credit under existing construction, equity line and commercial lines of credit	34,055,921
Standby letters of credit	933,278
Commitments to sell loans held-for-sale	5,989,061

We do not have any unconsolidated special purpose entities or other similar forms of off-balance sheet financing arrangements.

Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Loan commitments generally expire within 90 days.  Most equity line commitments for the unfunded portion of equity lines are for a term of 12 months, and commercial lines of credit are generally renewable on an annual basis.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on management’s credit evaluation of the borrower.

Commitments to sell loans held-for-sale are agreements to sell loans to third parties at an agreed upon price.

Information Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,”

 “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. The statements presented herein with respect to, among other things, our expectations regarding increasing our commercial and commercial real estate loan portfolios and the impact of such increases, the impact of current and expected economic changes and conditions, the allowance for loan losses, the collectability of non-accrual loans, the impact of pending legislation, expected impact on expenses of recent staffing reductions, expected terms of loans, prepayments and refinancings, the Bank’s continuing to meet its capital requirements and future sources and uses of liquidity, the expected outcome of legal proceedings and the expected impact of new accounting pronouncements are forward-looking.

Forward-looking statements are based on our current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions and assumptions and results may ultimately vary from the statements made in this report.  Our future results and prospects may be dependent upon a number of factors that could cause our performance to differ from the performance anticipated or projected in these forward-looking statements or to compare unfavorably to prior periods.  Among these factors are: (a) ongoing review of our business and operations; (b) implementation of changes in lending practices and lending operations; (c) the Board of Directors’ ongoing review of our capital management plan; (d) changes in accounting principles; (e) government legislation and regulation; (f) changes in interests rates; (g) further deterioration of economic conditions; (h) credit or other risks of lending activity, such as changes in real estate values and changes in the quality or composition of our loan portfolio; (i) the impact of any legal or regulatory proceedings; and (j) other expectations, assessments and risks that are specifically mentioned in this report and in such other reports we have filed with the Securities and Exchange Commission. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected.  Unless required by law, we do not undertake, and specifically disclaim any obligations, to publicly update or revise any forward- looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d — 15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2009.

During the period covered by the report, there were no changes (including corrective actions with regard to significant or material weaknesses) in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.  Legal Proceedings

From time to time we may be involved in ordinary routine litigation incidental to our business.  At March 31, 2009, other than as discussed below, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

During 2003 we donated land we had foreclosed upon to the Maryland Environmental Trust and took a tax deduction for a conservation easement charitable donation.  On April 6, 2006, the Internal Revenue Service issued a notice attributable to the disallowance of the conservation easement charitable donation.  We had valued the donation at $2.1 million based on an appraisal of the land, and the deduction netted us a tax benefit of $745,000. The IRS disagreed with the appraisal and asserted that it would not allow the deduction.  On May 8, 2006, we filed a timely Protest appealing an Internal Revenue Service proposed adjustment on the valuation of the conservation easement donated to the Maryland Environmental Trust. We have a court date scheduled with the United States Tax Court on June 8, 2009. We maintain that the donation complied with the statutory requirements of 26 U.S.C. §170(h).  Based the relevant statutory provisions, regulations and case law on point, we believe we will be successful in establishing that the donation complied with and satisfied the applicable rules and regulations and therefore, we are entitled to the charitable conservation easement donation as claimed.  However, the courts have traditionally resolved valuation disputes by reaching a middle ground between the competing values as proposed by the Internal Revenue Service and the taxpayer. Therefore, at this time, we are unable to determine whether or to what extent our valuation of the conservation easement will be sustained. We have recorded a liability of approximately $518,791 in accordance with Financial Accounting Standards Board (FASB) Interpretation No 48 (Fin 48), as a result of this pending issue.

Item 1A.  Risk Factors

The following supplements the discussion under, and should be read in conjunction with, the risk factors disclosed in Item 1A “Risk Factors” in our 2008 Form:

If economic conditions continue to deteriorate, our results of operations and financial condition could be adversely affected as borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.  Further, because a significant portion of our loan portfolio is comprised of real estate related loans, continued decreases in real estate values could adversely affect the value of property used as collateral for loans in our portfolio.

As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, we have recently experienced increased losses in our loan portfolio.  For the three months ended March 31, 2009, we had almost $2.5 million in net loan charge-offs, or an annualized .98% of total loans held for investment.  For the three months ended March 31, 2008, net loan charge-offs were $517,882, or an annualized .22% of loans held for investment.  The loan loss provision for the Bank was $2.5 million for the three months ended March 31, 2009, compared to no provision during the first three months of 2008 and a provision of $2.2 million for the year ended December 31, 2008.  Nonperforming loans, which includes loans that are 90 days past due, nonaccrual and renegotiated loans, were $24 million or 9.66% of loans held for investment at March 31, 2009, $18.3 million or 7.58% of loans held for investment at December 31, 2008, $9.2 million or 4.05% of loans held for investment at March 31, 2008 and $11.6 million or 5.07% of loans held for investment at December 31, 2007.  All of the non-performing loans were non-accrual at March 31, 2009, December 31, 2008, March 31, 2008 and December 31, 2007.  It remains unclear when economic conditions will improve and when these negative trends in our loan portfolio will reverse.  As a result, our future earnings continue to be susceptible to further deteriorating economic conditions which may continue to negatively affect our revenues, net income and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any of our securities during the three months ended March 31, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on April 22, 2009.  Our Annual Report on Form 10-K, Notice of Meeting, Proxy Statement, and form of Proxy were mailed on or about March 31, 2009, to stockholders of record as of March 16, 2009.  On said record date, there were 7,849,732 shares of common stock outstanding.  The matters proposed by our Board of Directors for a vote by security holders were the re-election of Directors Phillip C. Bowman and Charles A. Dukes, Jr., each for a three-year term and Director Charles W. McPherson for a two-year term. Messrs. Harnett, Huffman, Conover, Lodge, and Sullivan whose terms did not expire at this annual meeting, are continuing as Directors of WSB.

There were no additional Director nominations or other business brought before the Meeting.  Messrs. Bowman and Dukes were reelected as Directors for a three-year term each and Mr. McPherson was elected as Director for a two-year term.  The election results were as follows:

	Votes	Withhold
	For	Authority
Phillip C. Bowman	6,483,832	131,577
Charles A. Dukes, Jr.	6,484,844	130,565
Charles W. McPherson	6,484,844	130,565

Item 6.  Exhibits

31.1     Rule 13a-14(a) Certification of Principal Executive Officer (Filed herewith).

31.2     Rule 13a-14(a) Certification of Principal Financial Officer (Filed herewith).

32.1                Section 1350 Certification of Principal Executive Officer and Principal Financial Officer  (Furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSB HOLDINGS, INC.

	By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

	By:	/s/ Carol A. Ramey
Carol A. Ramey
Senior Vice President and Chief Financial Officer

Date: May 13, 2009