Form 10-Q
period 2009-06-30
WSB Holdings Inc
filed 2009-08-13
CIK 1415022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended: June 30, 2009

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

(301) 352-3120

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

There were 7,849,732 shares of Common Stock ($0.0001 Par Value) outstanding as of August 3, 2009.

WSB HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.  Financial Statments

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	June 30,	December 31,
	2009	2008

ASSETS
Cash	$872,494	$1,560,435
Federal funds sold and interest bearing deposits at FHLB - Atlanta	3,530,415	2,490,177
Total cash and cash equivalents	4,402,909	4,050,612

Loans receivable - net:
Held for sale	7,158,815	5,786,575
Held for investment (net of allowance for loan losses of $4,579,656 and $4,973,439 respectively)	248,274,186	236,967,155
Total loans receivable - net	255,433,001	242,753,730

Investment securities - available for sale at fair value	28,273,878	48,240,101
Mortgage-backed securities - available for sale at fair value	120,117,746	109,161,408
Mortgage-backed securities - held to maturity	8,160,081	8,970,687
Investment in Federal Home Loan Bank stock, at cost	5,910,500	6,085,700
Accrued interest receivable on loans	1,436,713	1,463,957
Accrued interest receivable on investments	843,171	861,052
Real estate acquired in settlement of loans	6,606,485	5,446,155
Bank owned life insurance	11,185,048	10,939,419
Premises and equipment - net	5,399,962	5,643,577
Deferred income taxes	7,829,787	9,364,163
Income taxes receivable	972,514	292,584
Other assets	1,317,946	1,269,145

TOTAL ASSETS	$457,889,741	$454,542,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$8,898,167	$4,985,495
Interest bearing	248,802,376	246,169,413
Total deposits	257,700,543	251,154,908

Federal Home Loan Bank borrowings	113,000,000	117,100,000
Other borrowings	30,000,000	30,000,000
Advances from borrowers for taxes and insurance	816,681	376,834
Accounts payable, accrued expenses and other liabilities	2,007,128	2,220,323

TOTAL LIABILITIES	403,524,352	400,852,065

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value, 7,849,732 and 7,821,232 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	785	782
Additional paid-in capital	10,704,382	10,629,489
Retained earnings - substantially restricted	49,311,224	51,513,227
Accumulated other comprehensive loss	(5,651,002)	(8,453,273)

TOTAL STOCKHOLDERS’ EQUITY	54,365,389	53,690,225

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$457,889,741	$454,542,290

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$4,039,038	$4,113,925	$7,895,599	$8,415,208
Interest on mortgage-backed securities	1,899,439	1,850,794	3,762,625	3,310,517
Interest and dividends on investments	394,820	920,815	1,024,691	2,216,474

Total interest income	6,333,297	6,885,534	12,682,915	13,942,199

INTEREST EXPENSE:
Interest on deposits	2,137,196	2,549,067	4,282,882	5,149,395
Interest on other borrowings	1,478,948	1,409,316	2,933,108	2,807,622

Total interest expense	3,616,144	3,958,383	7,215,990	7,957,017

NET INTEREST INCOME	2,717,153	2,927,151	5,466,925	5,985,182
Provision for loan losses	250,000	—	2,750,000	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,467,153	2,927,151	2,716,925	5,985,182

NON-INTEREST INCOME:
Loan related fees	142,967	124,128	212,652	254,492
Gain on sale of loans	230,618	144,898	472,902	207,437
Gain on sale of investment securities - available for sale	—	259,011	23,344	450,204
(Loss) gain on sale of real estate acquired in settlement of loans	(28,998)	11,044	(114,846)	94,376
Loss on disposal of premises and equipment	—	(1,977)	(12,045)	(13,612)
Service charges on deposits	35,081	39,306	65,232	74,664
Rental income	101,433	105,188	202,865	204,455
Other income	166,564	161,530	310,452	338,094

Total non-interest income	647,665	843,128	1,160,556	1,610,110

NON-INTEREST EXPENSE:
Salaries and benefits	1,395,719	1,551,795	2,811,071	3,123,589
Occupancy expense	173,970	193,559	361,185	413,569
Depreciation	167,274	179,993	345,896	362,791
Advertising	69,118	78,581	134,789	132,046
Service bureau charges	144,089	135,826	280,088	276,978
Service charges from banks	8,581	10,716	15,953	31,561
Stationary, printing and supplies	43,792	41,001	85,130	97,407
Professional services	202,729	170,713	391,158	308,376
SAIF/FDIC Insurance	283,807	37,487	331,975	75,328
Provision for losses on real estate acquired in settlement of loans	82,710	15,000	281,186	15,000
Other taxes	66,869	42,224	132,738	81,699
Other	610,031	596,806	1,232,465	1,303,227

Total non-interest expense	3,248,689	3,053,701	6,403,634	6,221,571

(LOSS) INCOME BEFORE INCOME TAXES	(133,871)	716,578	(2,526,153)	1,373,721

INCOME TAX (BENEFIT) EXPENSE	(92,847)	202,204	(952,127)	391,784

NET (LOSS) INCOME	$(41,024)	$514,374	$(1,574,026)	$981,937

BASIC (LOSS) EARNINGS PER COMMON SHARE	$(0.01)	$0.07	$(0.20)	$0.13

DILUTED (LOSS) EARNINGS PER COMMON SHARE	$(0.01)	$0.06	$(0.20)	$0.12

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04	$0.08	$0.08
AVERAGE COMMON SHARES OUTSTANDING	7,849,732	7,599,747	7,847,516	7,598,441
AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,849,732	7,988,002	7,847,516	7,986,555

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Unaudited)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(Loss)	Equity

BALANCE, JANUARY 1, 2008	$760	$10,267,198	$52,642,425	$1,000,176	$63,910,559

Exercise of Stock Options	—	6,425			6,425

Stock-based Compensation	—	3,517	—	—	3,517

Tax effect of Stock Option Exercised		2,924			2,924

Comprehensive (Loss):

Net income	—	—	981,937	—	981,937

Other comprehensive income Reclassification adjustment for gains, net of taxes of 153,069	—	—	—	297,135	297,135

Net changes in unrealized appreciation on available for sale securities	—	—	—	(3,148,413)	(3,148,413)

Total comprehensive (Loss)					(1,869,341)

Cash dividend declared (0.10 per common share)	—	—	(759,923)	—	(759,923)

BALANCE, JUNE 30, 2008	$760	$10,280,064	$52,864,439	$(1,851,102)	$61,294,161

BALANCE, JANUARY 1, 2009	$782	$10,629,489	$51,513,227	$(8,453,273)	$53,690,225

Exercise of Stock Options	3	64,117			64,120

Stock-based Compensation	—	2,344	—	—	2,344

Tax effect of Stock Option Exercised		8,432			8,432

Comprehensive Income (Loss):

Net (Loss)	—	—	(1,574,025)	—	(1,574,025)

Other comprehensive income (Loss) Reclassification adjustment for gains, net of taxes of $9,207	—	—	—	(14,137)	(14,137)

Net changes in unrealized appreciation on available for sale securities	—	—	—	2,816,408	2,816,408

Total comprehensive Income					1,228,246

Cash dividend declared (0.08 per common share)	—	—	(627,978)	—	(627,978)

BALANCE, JUNE 30, 2009	$785	$10,704,382	$49,311,224	$(5,651,002)	$54,365,389

See notes to consolidated financial statements

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2009	2008
OPERATING ACTIVITIES:

Net (loss) income	$(1,574,026)	$981,937
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	2,750,000	—
Stock-based compensation	2,344	3,517
Depreciation	345,896	362,792
Loss on disposal of assets	12,045	13,612
Accretion of discounts on investment securities	1,888	(337,305)
Gain on sale of investment securities	(23,344)	(450,204)
Loss (gain) on sale of real estate acquired in settlement of loans	114,846	(94,376)
Gain on sale of loans	(472,902)	(207,437)
Loans originated for sale	(62,455,420)	(60,628,676)
Proceeds from sale of loans originated for sale	61,556,081	62,423,656
Increase in cash surrender value of bank owned life insurance	(245,629)	(229,326)
Deferred income taxes	(282,218)	110,081
Excess tax benefit from stock-based compensation	(8,432)	(2,924)
Decrease in accrued interest receivable	45,126	190,141
(Increase) decrease in other assets	(48,801)	955,793
Increase in net deferred loan fees	33,355	47,352
Change in income taxes payable/receivable	(679,930)	515,891
Increase in accrued interest payable	23,163	61,394
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(213,196)	195,824

Net cash (used in) provided by operating activities	(1,119,154)	3,911,742

INVESTING ACTIVITIES:

Net (increase) in loans	(17,485,945)	(6,778,263)
Purchase of mortgage-backed securities - available for sale	(25,619,447)	(55,255,284)
Repayment of mortgage-backed securities - available for sale	19,559,968	15,831,020
Redemption (purchase) of Federal Home Loan Bank Stock	175,200	(186,300)
Purchase of investment securities - available for sale	(64,055)	(15,060,000)
Repayment of investment securities - available for sale	20,592,780	58,170,280
Purchase of premises and equipment	(114,326)	(111,335)
Development of real estate acquired in settlement of loans	(37,735)	(10,697)
Proceeds from sale of real estate acquired in settlement of loans	2,158,119	1,403,995

Net cash (used in) by investing activities	(835,441)	(1,996,584)

FINANCING ACTIVITIES:

Net increase in demand deposits, NOW accounts and savings accounts	9,068,787	14,027,791
Proceeds from issuance of certificates of deposit	36,493,271	4,582,407
Payments for maturing certificates of deposit	(39,039,586)	(30,881,239)
Net increase in advance payments by borrowers for taxes and insurance	439,846	326,836
Cash dividend paid	(627,978)	(759,923)
(Decrease) increase in advance from the Federal Home Loan Bank	(4,100,000)	4,200,000
Increase in other borrowings	—	10,000,000
Excess tax benefit from stock-based compensation	8,432	2,924
Proceeds from exercise of stock options	64,120	6,425

Net cash provided by financing activities	2,306,892	1,505,221

NET INCREASE IN CASH AND CASH EQUIVALENTS	352,297	3,420,379

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,050,612	3,585,803

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,402,909	$7,006,182

CASH PAID DURING THE PERIOD FOR:

Income taxes	$—	$133,500

Interest	$7,199,822	$7,906,171

Non-cash transactions:
Transfer from loans to foreclosed real estate	$3,395,559	$3,506,458

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(unaudited)

1.      Financial Statements

The Consolidated Financial Statements for the three and six months ended June 30, 2009 and 2008 have been prepared by WSB Holdings, Inc. (“WSB” or the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented, have been made.  All significant intercompany transactions have been eliminated.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.   Management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”), a copy of which is available at www.twsb.com and www.sec.gov.  The results of operations for the period ended June 30, 2009, are not necessarily indicative of the operating results for the full year, or any other period.

We have evaluated subsequent events for potential recognition and/or disclosure through August 13, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(unaudited)

	Three Months Ended June 30,
	2009			2008
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net (loss) income available to Common Stockholders	$(41,000)	7,849,732	$(0.01)	$514,000	7,599,747	$0.07

Effect of Dilutive Options Incremental Shares		—			388,255

Diluted EPS
Net (loss) income available to Common Stockholders	$(41,000)	7,849,732	$(0.01)	$514,000	7,988,002	$0.06

	Six Months Ended June 30,
	2009			2008
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net (loss) income available to Common Stockholders	$(1,574,000)	7,847,516	$(0.20)	$982,000	7,598,441	$0.13

Effect of Dilutive Options Incremental Shares		—			388,114

Diluted EPS
Net (loss) income available to Common Stockholders	$(1,574,000)	7,847,516	$(0.20)	$982,000	7,986,555	$0.12

For the three and six month period, there was no dilutive effect on EPS as we experienced a loss for the quarter and six month period ending June 30, 2009.  Options to purchase 451,475 shares of common stock were excluded in the computation of diluted EPS for the six months ended June 30, 2009 because their effect would have been antidilutive.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(unaudited)

Options predominantly vest over a two year period from the date of grant, and expire not later than ten years from the date of grant.

In April 2007, the Bank awarded 5,000 shares under the 1997 Plan to its Chief Executive Officer, which have a ten-year contractual term and vested over a two year period.  Total pre-tax stock-based compensation of $2,344 was recognized in the Statement of Operations for the six months ending June 30, 2009.  There were no awards granted during the six months ending June 30, 2009.  Currently, there is no remaining stock-based compensation expense for future periods. The fair value of the options awarded is estimated on the date of grant using the Black-Scholes option pricing model with volatility calculated based on historical close prices and a risk free rate is based on the respective treasury security as of the grant date closing price.

Stock Option Plans - We have five stock option plans, which reserve shares of common stock for issuance to certain key employees and non-employee directors. Collectively, these plans reserve 2,310,000 shares for issuance pursuant to options as of June 30, 2009, 1,873,625 options have been granted and 436,375 options remain available for grant. Options granted generally expire ten years after grant date and are exercisable at 50% one year after the date of grant and the remaining 50% two years after the date of grant, with the exceptions of (1) options granted under the Non-Employee Directors’ Plan, which options are exercisable at 25% on the first and second anniversary dates and the remaining 50% three years after the date of grant and (2) the 5,000 option grant to Phillip C. Bowman in September 2005, which were fully vested at time of grant and expire 5 years after the date of grant. The exercise price of the options granted pursuant to these plans is in each case the fair market value of the shares on the date of grant.

The following table summarizes stock option activity for the six month period ended June 30, 2009:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2008	508,475	$3.24
Exercised	(28,500)	2.25		21,380
Granted	—	—
Forfeited	(28,500)	3.04

Outstanding at June 30, 2009	451,475	$3.31	2.03	$478,065
Exercisable at June 30, 2009	451,475	$3.31	2.03	$478,065

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(unaudited)

4.                   Uncertain Income Tax Positions

Effective August 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“Fin 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109”.  As required by FIN 48, the cumulative effect has resulted in an increase to our liability for uncertain tax positions of a $474,253 charge to the retained earnings balance as of August 1, 2007.  The full value of unrecognized tax benefits is $523,444 at June 30, 2009. If this liability were de-recognized, it would favorably impact the effective tax rate for the period of de-recognition. These non-current income tax liabilities are recorded in other liabilities in our consolidated balance sheet at June 30, 2009.

Interest and penalties related to income tax liabilities are included in income tax expense.  The balance of accrued interest and penalties included in the total $523,444 liability recorded in the consolidated balance sheet at June 30, 2009 was $49,191.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(unaudited)

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

Loans

We do not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2009, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the loan as nonrecurring Level 3.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(unaudited)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	At June 30, 2009 (In thousands)
		Quoted Prices in	Other	Significant		Total Changes
		Active Markets for	Observable	Unobservable	Trading	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Gains and	Included in
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)	Period Earnings
Available-for-Sale Securities	$28,274	$—	$28,274	$—	$—	$—
Available-for-Sale Mortgage-Backed Securities	120,118		120,118
	$148,392	$—	$148,392	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non- recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

	At June 30, 2009 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$25,133	$—	$25,133	$—
Real estate acquired in settlement of loans	6,606	—	6,606	—

	$31,739	$—	$31,739	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $25,133,000, which includes a valuation allowance of $2,653,400.

Loans held-for-sale, which are carried at the lower of cost or market, did not have any impairment charge at June 30, 2009.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(unaudited)

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments”.  We have determined the fair value amounts by using available market information and appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(000’s)	(000’s)	(000’s)	(000’s)

Assets:
Cash and cash equivalents	$4,403	$4,403	$4,051	$4,051
Loans receivable, net	255,433	256,625	242,754	248,426
Mortgage-backed securities:
Held to maturity	8,160	8,339	8,971	8,894
Available for sale	120,118	120,118	109,161	109,161
Investment securities:
Available for sale	28,274	28,274	48,240	48,240
Investment in Federal Home
Loan Bank stock	5,911	5,911	6,086	6,086
Bank Owned Life Insurance	11,185	11,185	10,939	10,939

Liabilities:
Deposits:
Non-interest-bearing	8,898	8,898	4,985	4,985
Interest bearing	248,802	250,245	246,169	247,405
Borrowings	143,000	144,938	147,100	149,724

Cash and Cash Equivalents - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Loans Receivable, Net - Loans not having quoted market prices are priced using the discounted cash flow method.  The discount rate used is the rate currently offered on similar products.  The estimated fair value of loans held-for-sale is based on the terms of the related sale commitments.

Mortgage-Backed Securities - Fair values are based on quoted market prices or dealer quotes.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Investment Securities - Fair values are based on quoted market prices or dealer quotes.  If a quoted market price is not available, fair values are estimated using quoted market prices for similar securities.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(unaudited)

Investment in Federal Home Loan Bank Stock - The carrying amount of Federal Home Loan Bank (FHLB) Stock is a reasonable estimate of fair value as FHLB stock does not have a readily available market and can only be sold back to the FHLB at its par value of $100 per share.

Deposits - The fair value of non-interest bearing accounts is the amount payable on demand at the reporting date.  The fair value of interest-bearing deposits is determined using the discounted cash flow method.  The discount rate used is the rate currently offered on similar products.

Commitments to Grant Loans and Standby Letters of Credit and Financial Guarantees Written - The majority of our commitments to grant loans and standby letters of credit and financial guarantees written carry current market interest rates if converted to loans.  Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower and therefore it is impractical to assign any value to these commitments.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and December 31, 2008.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since reporting period ending June 30, 2009 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

6.       Investments and Mortgage-Backed Securities

Mortgage-backed securities consisted of the following:

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLMC pass-through certificates	$42,571,616	$415,335	$98,172	$42,888,779
FNMA pass-through certificates	6,867,877	224,354	—	7,092,231
Other pass-through certificates	81,430,764	640,602	11,934,630	70,136,736
	$130,870,257	$1,280,291	$12,032,802	$120,117,746

Weighted average interest rate	5.44%

HELD TO MATURITY:

Other pass-through certificates	$8,160,081	$179,411	$—	$8,339,492

Weighted average interest rate	8.54%

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(unaudited)

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLMC pass-through certificates	$34,564,331	$210,690	$45,044	$34,729,977
FNMA pass-through certificates	8,061,403	301,960	—	8,363,363
Other pass-through certificates	81,374,438	465,109	15,771,479	66,068,068
	$124,000,172	$977,759	$15,816,523	$109,161,408

Weighted average interest rate	5.65%

HELD TO MATURITY:

Other pass-through certificates	$8,970,687	$77,795	$—	$9,048,482

Weighted average interest rate	7.29%

The portfolio classified as “Available for Sale” is consistent with management’s assessment and intention as to the portfolio.  While we have the ability to hold the securities until maturity, from time to time or with changing conditions, it may be advantageous to sell certain securities either to take advantage of favorable interest rate changes or to increase liquidity.  Securities classified as “Held to Maturity” are not subject to fair value adjustment due to temporary changes in value due to interest rate variations, while securities classified as “Available for Sale” are subject to adjustment in carrying value through the accumulated comprehensive income line item in Stockholder’s Equity section of the Statement of Financial Condition.

In evaluating whether a security was other than temporarily impaired, we considered the severity and length of time impaired for each security in a loss position. Other qualitative data was also considered including recent developments specific to the organization issuing the security and the overall environment of the financial markets.

Gross unrealized losses and fair value by length of time that the individual available-for-sale mortgage-backed securities (“MBS”) have been in a continuous unrealized loss position is as follows:

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(unaudited)

	June 30, 2009		December 31, 2008
		Continuous		Continuous
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Less than 12 months	$25,156,814	$173,611	$7,279,874	$114,669
More than 12 months	45,805,492	11,859,191	7,887,692	47,372
Total	$70,962,306	$12,032,802	$15,167,566	$162,041

All of our temporarily impaired MBS are defined as impaired due to declines in fair values resulting from increases in interest rates compared to the time they were purchased. None of these securities have exhibited a decline in value due to changes in credit risk.  Because our intention is not to sell the MBS and it is not more likely than not that we will be required to sell the MBS before recovery of their amortized cost bases, which may be maturity, as such, management does not consider these MBS to be other-than-temporarily impaired at June 30, 2009.

There were no sales of mortgage-backed securities during the six month period ending June 30, 2009.

Investment securities consist of the following:

	June 30. 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$24,550,903	$1,389,216	$—	$25,940,119
Municipal Bonds	2,301,676	32,083	—	2,333,759
	$26,852,579	$1,421,299	$—	$28,273,878

	December 31. 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$37,056,283	$607,915	$123,682	$37,540,516
FNMA	8,000,000	434,380	—	8,434,380
Municipal Bonds	2,303,564	—	38,359	2,265,205
	$47,359,847	$1,042,295	$162,041	$48,240,101

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(unaudited)

Proceeds from the sale of investment securities available-for-sale were as follows for the six month period ending June 30, 2009 and calendar year ending December 31, 2008:

	June 30, 2009
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales

FHLB Agencies- called	$14,976,656	$15,000,000	$23,344
FNMA Agencies - called	3,000,000	3,000,000	—
	$17,976,656	$18,000,000	$23,344

	December 31, 2008
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales

FHLB Agencies- called	$24,972,011	$24,985,000	$12,989
FHLB Agencies -sales	26,866,083	27,313,574	447,491
	$51,838,094	$52,298,574	$460,480

The gain on the sale of investments for the period ending June 30, 2009 resulted from an investment being called prior to maturity.  The gain from the same period of the prior fiscal year is the result of restructuring short term investments within the Bank’s portfolio to highly-rated mortgage-backed securities in an effort to minimize reinvestment risk while improving portfolio yield.

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

Gross unrealized losses and fair value by length of time that the individual available-for-sale investment securities have been in a continuous unrealized loss position are as follows:

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(unaudited)

	June 30, 2009		December 31, 2008
		Continuous		Continuous
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Less than 12 months	$—	$—	$7,279,874	$114,669
More than 12 months	—	—	7,887,692	47,372

Total	$—	$—	$15,167,566	$162,041

As of June 30, 2009, there were no investment securities that were in an unrealized loss position.

7.       New Accounting Pronouncements

FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” — This FSP amends the other-than-temporary impairment guidance under U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure in the financial statements.  The FSP specifies that if a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the debt security prior to recovery of its cost basis, the security would not be considered other-than-temporary impaired unless there is a credit loss.  The credit loss component of an other-than-temporary impaired debt security must be determined based on the company’s best estimate of cash flows expected to be collected.  Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  FSP SFAS 115-2 and SFAS 124-2 became effective for interim and annual reporting periods ended after June 15, 2009.  Adoption of FASB Statement 115-2 and 124-2 did not have a material impact on our consolidated results of operations or financial position.

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

FASB Statement No. 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments to interim financial information

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(unaudited)

and amends APB Opinion No. 28. Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107.  We have included the new interim disclosures required by FASB Statement 107-1 and APB 28-1 in Note 5-Fair Value Measurements.

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

SFAS No. 165,    “Subsequent Events.”   SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 became effective for the Company’s financial statements for periods ending after June 15, 2009.  SFAS 165 did not have a significant impact on the Company’s financial statements.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.”  SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principals”, and establishes the FASB Accounting Standard Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  SFAS 168 will be effective for the Company’s financial statements for periods ending after September 15, 2009.  SFAS 168 is not expected have a significant impact on the Company’s financial statements.

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

We operate a general commercial banking business, attracting deposit customers from the general public and using such funds, together with other borrowed funds, to make loans, with an emphasis on residential mortgage, commercial and construction lending.  Our results of operations are primarily determined by the difference between the interest income and fees earned on loans, investments and other interest-earning assets and the interest expense paid on deposits and other interest-bearing liabilities. The difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities is known as net interest-rate spread.  Our principal expense is the interest we pay on deposits and other borrowings.  The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is referred to as net interest income.  Net interest income is significantly affected by general economic conditions and by policies of state and federal regulatory authorities and the monetary policies of the Federal Reserve Board. Our net income is also affected by the level of our non-interest income, including loan-related fees, deposit-based fees, rental income, operation of our service corporation subsidiary, gain on sale of real estate acquired in settlement of loans, and gain on sale of loans, as well as our non-interest and tax expenses.

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses.  Information concerning this policy is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).  There were no significant changes in this accounting policy during the six months ending June 30, 2009.

Consolidated Results of Operations

Net loss for the three and six months ended June 30, 2009 was ($41,000), or ($0.01) per basic and diluted share, and ($1.6) million, or ($0.20) per basic and diluted share, respectively, compared to net income of $514,000 or $0.07 per basic share and $0.06 per diluted share and $982,000 or $0.13 per basic share and $0.12 per diluted share, respectively, for the corresponding 2008 periods. Net loss for the three and six month periods ended June 30, 2009, represents decreases of $555,000, or 108% and $2.6 million, or 260%, over the same periods last year.

The decrease in net income for the three month period is primarily the result of a $246,000 increase in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums including a $202,000 special assessment, the Bank’s addition of $250,000 to the allowance for loan losses, a $210,000 decrease in net interest income and a $196,000 decrease in non-interest income.  The FDIC special assessment was imposed on each insured institution’s assets minus its Tier 1 capital as reported on June 30, 2009.  Without the special assessment, WSB’s net income would have been approximately $92,000 for the quarter ending June 30, 2009. The premiums also increased compared to the 2008 period because we had a FDIC insurance credit that decreased the amount of our insurance premium in the 2008 period but which was fully utilized during the fourth quarter of 2008.  Additionally, WSB recognized an expense on our real estate owned properties of approximately $82,000 during the quarter ending June 30, 2009.

The decrease in net income for the six month period is primarily the result of the Bank allocating an additional $2.75 million to its allowance for loan losses.

Net interest income during the three and six month periods decreased as a result of a decrease in yield on our interest-earning assets.  Non-interest income decreased during the three months ended June 30, 2009 primarily because we had no gain on the sale of investment securities during the period compared to $259,000 pretax, $171,000 net of tax for the same period last year.  This decrease offset increases in loan related fees and gain on sale of loans.  During the six months ended June 30, 2009 non-interest income decreased primarily as the result of a decrease in gains on the sale of investment securities, as well as a loss on sale of real estate acquired in settlement of loans and a decrease in loan related fees, all of which offset an increase in gain on sale of loans in the secondary market.

While the investment portfolio continues to be in an unrealized loss position as of June 30, 2009, the securities are either agency securities or highly rated.  As of June 30, 2009, there has been approximately

35% downgraded with five securities that have been rated less than investment grade by one agency.  We continue to aggressively monitor the performance of these securities and the underlying collateral, and at the present time have not designated any investment as other than temporary impaired.

Due to the increase to our loan portfolios of commercial business and commercial real estate to commercial borrowers, the total commercial loan portfolio increased approximately $6 million and $16.5 million during the three and six month periods ended June 30, 2009 bringing the total to approximately $134.0 million, or 53.0% of total loans held for investment from $117.5 million, or 48.6% of loans held for investment at December 31, 2008.

We continually seek to increase our core deposits and advertise our lower-cost NOW accounts, no fee checking incentives, overdraft protection program, variable money fund savings account priced to current interest rates, and the advantages of customer access to ATM networks.

Interest Income/Expense

Total interest income decreased $552,000, or 8.0%, and $1.3 million, or 9.0% for the three and six month periods ending June 30, 2009, compared to the corresponding periods last year, due primarily to a decrease in the average volume and average yield on interest-earning assets.

The average six month balance of interest-earning assets decreased to $431.0 million for the six months ending June 30, 2009 from $434.3 million for the six months ending June 30, 2008, due primarily to a decrease in investment securities, offsetting an increase in loans held-for-investment portfolio and mortgage-backed securities.  The average yield on interest-earning assets decreased to 5.89% from 6.42%.  Short-term investment securities that were called were reinvested in mortgage-backed securities, consistent with a savings and loan association charter.  The investment in short-term securities was being used to maintain liquidity for future loan growth as we restructured the existing loan portfolio under the business plan with a transition into a more diversified loan portfolio with lower credit risk.  Additionally, we experienced an increase in non-accrual loans during the period which also negatively impacted the yield on interest-earning assets for the period ending June 30, 2009.

Total interest expense decreased $342,000, or 8.7%, and $741,000, or 9.3%, respectively, for the three and six month periods ended June 30, 2009, compared to the same periods in the prior year.  The decrease was primarily attributable to a decrease in the average interest rate on our interest-bearing liabilities.  For the six month period ended June 30, 2009, our average interest-bearing liabilities were $392.9 million with an average rate of 3.70%, compared to $390.7 million with an average rate of 4.08%, for the corresponding periods last fiscal year.

Net interest income decreased $210,000, or 7.2%, and $518,000, or 8.7%, respectively, for the three and six month period ended June 30, 2009, compared to the same periods in the prior fiscal year.  Due to a lower average return on our interest-earning assets, our net interest rate spread decreased to 2.19% for the six month period ended June 30, 2009 from 2.76% for the same period in the prior fiscal year.  The ratio of our interest-earning assets to interest-bearing liabilities decreased to 109.69% from 111.17%.

With the current state of the residential housing markets, including reduced property values, reduced sales and increased foreclosures, as well as our prior reliance on residential construction and mortgage origination, we have continued to expand our commercial loans and commercial real estate loans based on both management’s determination that it is prudent to reduce our reliance on a sector that is currently unstable and on decreased opportunities to originate construction and mortgage loans.  Commercial loans and commercial real estate loans have increased to $134.0 million as of June 30, 2009, compared to $100.6 million as of June 30, 2008.

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

The current economic environment has led to an increased volume in loan delinquencies, an increase of internally criticized loans, and the devaluation of real estate collateral used to secure some of these loans.  Additionally, we continue to experience an increase in our commercial real estate and commercial lending portfolio, for which management uses a higher reserve factor than traditional mortgages due to a historical loss history of both the Bank and industry indicating a higher risk of default for commercial loans. The allowance for loans losses is very subjective in nature, relying significantly on historical loss experience, collateral valuations available to management on specific loans, and economic conditions.  Management believes that given the continued problems within the economy and its impact on our loan portfolio as well as the inherent risk within the portfolio that a $2.75 million provision was appropriate to increase the existing allowance level during the period ending June 30, 2009.

During the six months ended June 30, 2009, the allowance decreased in net by $394,000 or 7.9%, to $4.6 million at June 30, 2009 from $5.0 million at December 31, 2008, as a result of net charge-offs of approximately $3.1 million and the $2.75 million addition to the allowance. At June 30, 2009, the allowance was 1.81% of total loans held-for-investment, compared to 2.06% of total loans held-for-investment, at December 31, 2008.

During the six months ended June 30, 2009, we have experienced a noticeable increase in charge-offs in our loan portfolio as well as an increase in our loans held-for-investment portfolio, which was considered in management’s analysis of the adequacy of the allowance during the period, and at period end.   The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2009, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. Management’s analysis of our impaired loans represents a level of reserves of approximately $2.6 million for the period ending June 30, 2009 compared to approximately $2.8 million at December 31, 2008.   Despite the increase in charge-offs and our loans-held-for-investment during the period, offsetting factors, including with respect to the value of the collateral securing such impaired loans, resulted in an overall effect of a slight decrease in the allowance as a percentage of total loans held-for-investments.

Assets subject to our Loan Committee criticism include loans which meet our criteria for classification as sub-standard due to collateral deficiencies that may reflect inherent losses.  Based on the review of the individual loans involved, management estimates inherent losses. We continue to assess the allowance as new and relevant data is obtained.  Assets subject to our Loan Committee criticism include loans which meet the sub-standard criteria due to collateral deficiencies that may reflect possible losses. Based on the review of the individual loans involved, management estimates probable losses. Management continues to assess the probable losses as new and relevant data is obtained.

We believe that the allowance reflects our best estimate of the probable inherent losses existing in our $252.9 million loans-held for investment portfolio as of June 30, 2009.  The $7.2 million loan held-for-sale portfolio has been committed to be purchased by investors at June 30, 2009 and will be settled subsequent to that date.

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

We have developed a comprehensive review process to monitor the adequacy of the allowance.  The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies and relies on relevant observable data.  The observable data considered in the determination of the allowance is modified as more relevant data becomes available.  The results of this review process support management’s view that the allowance reflects probable losses within the loan portfolio as of June 30, 2009.

Changes in the estimation valuations may take place based on the status of the economy and the estimate of the value of the property securing loans, and as a result, the allowance may increase or decrease.  Future adjustments could substantially affect the amount of the allowance.

The following occurred during the six months ending June 30, 2009, which impacted the allowance analysis:

•                           We experienced defaults in 1-4 family residential loans of approximately $325,000.

•                           We experienced defaults in lot loans of approximately $308,000.

•                           We experienced defaults in construction residential loans of approximately $1.4 million.

•                            Due to the increase in the commercial and commercial real estate loan portfolio, we established reserves for these types of loans at levels in line with the industry, and experienced defaults in commercial loans of approximately $1.1 million.

All of the above-referenced loan defaults were charged off to the allowance during the six months ended June 30, 2009.  Also, during the three months ending June 30, 2009, additional loans were partially charged off to the allowance and as a result, we took a provision for the allowance of $250,000 during the period to ensure that the amount of the allowance was adequate to account for identified and additional unidentified probable losses in our loan portfolio.

We believe our evaluation as to the adequacy of the allowance as of June 30, 2009 is appropriate, and caution the reader that the provisioning for the six month period is not necessarily indicative of future provisioning.  Subjective judgment is significant in the determination of the provision and allowance, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans. The establishment of allowance factors is a continuing exercise, based on management’s assessment of the factors and their impact on the portfolio, and that allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and/or charge-off is normal and to be expected.  See above for discussion of some of the factors that have had a significant impact in the evaluation of the adequacy of our allowance.

We review on a monthly basis the adequacy of the allowance, and make provisions accordingly to meet the deemed losses within the portfolio.  For a better understanding and a more complete description of the allowance and the evaluation process, refer to the 2008 Form 10-K.

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

	2009		2008
	2nd Qtr	1st Qtr	2nd Qtr	1st Qtr
Provision for loan losses	$250,000	$2,500,000	$0	$0

Loan charge-offs	$673,138	$2,509,962	$39,447	$517,882
Loan recoveries	12,048	27,268	5,669	100
Net Charge-offs	$661,090	$2,482,694	$33,778	$517,782

Allowance for loan losses at period end	$4,579,656	$4,990,746	$3,665,143	$3,698,921
Total loans held for investment at at period end	$252,853,842	$248,240,555	$230,251,591	$228,164,709
Allowance to total loans held for investment at period end	1.81%	2.01%	1.59%	1.62%

At June 30, 2009, total non-performing loans were $28.9 million, or 11.44% of total loans held for investment, compared to $18.3 million, or 7.58% of total loans held-for-investment, at December 31, 2008.  Non-performing loans consisted of $25.3 million that were non-accrual loans and $3.6 million in accruing loans, which were contractually past due more than four months, but with current positions deemed to fully support recovery of principal and interest as of June 30, 2009.  For the six month period ending June 30, 2009, we recorded charge-offs of $2.0 million on $4.3 million of non-accrual loans.  This reduced the balances on these loans to $2.3 million which is a level we believe to be collectable through the liquidation of collateral or collection methods.  The allowance is approximately 18.1% of non-accrual loans, versus 27.1% at December 31, 2008.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

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

We did not actively participate in “subprime” lending.  However, we may be affected by proposed national legislation being considered that would impact the entire financial services industry.  This legislation, among other things, is aimed at addressing problems caused by “subprime” borrowers and lenders.  If adopted, such legislation may have a negative impact on other areas of residential real estate lending and default resolution, further decreasing real estate values.

Non-Interest Income

Total non-interest income decreased $195,000, or 23.2%, and $450,000, or 27.9% for the three and six month periods ended June 30, 2009, compared to the same periods in the prior year.   The decreases for the three and six month periods are primarily attributable to a decrease in the gain on sale of investment securities and a loss on the sale of real estate acquired in settlement of loans, which were offset in part by an increase in gain on sale of loans.

Gain on the sale of loans increased $86,000 and $265,000 for the three and six month periods ended June 30, 2009 as compared to the same periods last year due to an overall higher premium and increased collection of up-front fees associated with those loans as well as lower costs associated with the origination of these loans. The costs associated with these loans decreased primarily as the result of reduced volume.  Our ability to realize gains in future periods will depend largely on interest rates and the demand for mortgage loans.

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

The decrease on the gain on sale of real estate acquired in settlement of loans for the three month period ending June 30, 2009 is the result of a net loss of on the sale of eight properties in which we recorded a net loss of $29,000 compared to the sale of five properties for a net gain of $11,000 for the same three month period last year.  The decrease for the six months ending June 30, 2009, is the result of a net loss on the sale of fourteen properties in which we recorded a net loss of $115,000 at June 30, 2009 compared to the net gain of $94,000 recorded on the sale of ten properties at June 30, 2008.

There were no gains on sale of investment securities for the three month period ending June 30, 2009, compared to $259,000 pretax, $171,000 net of tax for the same period last year.  Gain on sale of investment securities for the six month period ending June 30, 2009 was approximately $23,000 pretax, $14,000 net of tax, compared to a gain on sale of investment securities of $450,000 pretax, $297,000 net of tax for same period last year.  The gain during the 2009 period resulted from one of our investments being called and repurchased prior to maturity.  The prior period gain on the sale of investments resulted from our sale of certain mortgage-backed securities, the proceeds of which were used to purchase similar investment securities with a higher interest rate in an effort to minimize reinvestment risk while improving portfolio yield.  We did not undertake to restructure our short-term investments during the 2009 period, as given current market conditions, the opportunity to purchase higher-yield investment securities was absent.

Non-Interest Expenses

Non-interest expenses increased $195,000, or 6.4% and $182,000, or 2.9% for the three and six month periods ending June 30, 2009, as compared to the corresponding prior fiscal year periods.

The increase in non-interest expenses for the three month period ended June 30, 2009 compared to the same period last year was primarily due to increases of $246,000 in deposit insurance premiums and assessments and $68,000 in provision for losses on real estate acquired in settlement of loans, partially offset by a decrease of $156,000 in salaries and benefits.  The increase in non-interest expenses for the six month period ending June 30, 2009 compared to the same period last year was primarily due to increases of $257,000 in deposit insurance premiums and assessments and $266,000 in losses on real estate acquired in settlement of loans, partially offset by a decrease of $313,000 in salaries and benefits.

The increase in deposit insurance premiums is the result of a special assessment imposed by the FDIC on all insured institutions as well as an overall FDIC increase.  The special assessment premium is based on each institutions total assets minus its Tier 1 capital as reported on June 30, 2009.  Without the special assessment, WSB’s net income would have been approximately $92,000 for the quarter ending June 30, 2009.  Management believes that disclosing our net income without the special assessment is useful information to investors because it shows what net income would have been during the quarter based on our normal operations, as the special assessment is not expected to be a regular and ongoing expense. However, based on statements made when the FDIC imposed the special assessment we believe it is likely that an additional special assessment will be imposed during either the third or fourth quarter of 2009.

We recognized an expense of $83,000 and $281,00 for the three and six month periods ending June 30, 2009, respectively, for the provision for losses on real estate acquired in settlement of loans.  These decreases are the result of obtaining updated appraisal and/or evaluations on the properties that have been classified as real estate owned, which resulted in additional write downs of certain properties as a result of continuing declines in real estate prices.

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

Income Taxes

A tax benefit of $952,000 occurred for the six months ended June 30, 2009, as compared to a tax expense of $392,000 for the same period last year.  The tax benefit was the result of a pre-tax loss of $2.5 million, the exclusion of income for the bank owned life insurance, and a tax benefit attributable to our investment portfolio of which a significant portion is not subject to Maryland state taxes.  The effective tax rates were (37.7%) and 28.5% for the respective six month periods ended June 30, 2009 and 2008.

Liquidity and Capital Resources

Total assets were $457.9 million and $454.5 million at June 30, 2009 and December 31, 2008, respectively. The increase in assets at June 30, 2009, compared to December 31, 2008, was primarily attributable to an increase in the loans held for investment and the available for sale mortgage-backed securities, partially offset by decreases in the available for sale investment securities.

Deposits were $257.7 million at June 30, 2009, compared to $251.2 million at December 31, 2008.  The increase in deposits at June 30, 2009, compared to December 31, 2008, was primarily due to an increase in our savings accounts offsetting a decrease in our certificates of deposit.  During this period, our rates on money fund accounts were slightly higher than the Bank’s competitors, resulting in an increase in deposits, but lower certificate of deposit rates negatively affected renewals for certificates of deposit.  Management anticipates continuing to utilize excess funding liquidity to offset a runoff of higher cost certificates of deposit which were previously originated to fund loan production.

Borrowings at June 30, 2009 and December 31, 2008 are as follows:

	Balance as of
	June 30,		December 31,
	2009	Rate	2008	Rate

FHLB-advances -fixed	$104,000,000	4.69%	$104,000,000	4.69%
FHLB advances - daily rate credit	9,000,000	0.43%	$13,100,000	0.46%
Reverse Repurchase Agreement	30,000,000	3.82%	30,000,000	3.82%
	$143,000,000		$147,100,000

At December 31, 2008, FHLB advances totaled $117.1 million.  During the six month period ending June 30, 2009, we reduced the daily rate credit to $9.0 million, bringing the FHLB advances balance to $113.0 million.

Total borrowings are $143.0 million as of June 30, 2009.  We maintain funding activities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion.  To the extent we do not or can not use FHLB borrowings, we would rely on alternative funding sources, including our deposit base and correspondent bank lines of credit.

As a member of the FHLB system, and in order to maintain insurance with the FDIC, we must maintain average daily balances of long-term liquid assets of not less than 4% of the average daily balance of the Bank’s liquidity base (net withdrawable savings accounts and borrowings during the preceding calendar month which are payable within one year).  Liquid assets are defined as cash, Federal Reserve deposits, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, highly rated corporate debt, mortgage loans and mortgage-backed securities, and accrued interest receivable and principal on certain qualified unpledged assets payable within five years.  Internal sources of liquidity used by the Bank are various short-term investments, mortgage-backed securities, and short-term borrowings. During June 2009, our long-term average daily balances of liquid assets were $57.0 million, which exceeded the $12.0 million required.

Current regulations require subsidiaries of an institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of an institution’s regulatory capital.  The Bank’s regulatory capital and regulatory assets below also reflect increases of $5.6 million and $9.2 million, respectively, which represents unrealized losses (after-tax for capital deductions and pre-tax for asset deductions, respectively) on mortgage-backed securities and investment securities classified as available for sale.  In addition, the Bank’s risk-based capital reflects an increase of $1.9 million in the general loan loss reserve.  The loan loss reserve factor represents 1.25% of the Bank’s risk-weighted assets.  The following table shows regulatory thrift capital ratios required, the Bank’s actual ratios, and the amount by which the Bank’s ratios exceed required capital ratios, as of June 30, 2009.

Capital Category	Regulatory Ratios Required	Bank’s Amount and Ratio	Bank’s Excess of Requirements	Calculations	Based Upon
Leverage	$18,360,733	$50,793,965	$32,433,232	$50,793,965	Regulatory Capital
	4.00%	11.07%	7.07%	$459,018,317	Regulatory Assets

Tangible	$6,885,275	$50,793,965	$43,908,690	$50,793,965	Regulatory Capital
	1.50%	11.07%	9.57%	$459,018,317	Regulatory Assets

Risk-Based	$24,573,486	$52,034,292	$27,460,806	$52,034,292	Regulatory Capital
	8.00%	16.94%	8.94%	$307,166,371	Risk-Weighted Assets

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

The Qualified Thrift Lender Test currently requires that “qualified thrift investments” be at least 65% of portfolio assets as defined by the Office of Thrift Supervision (“OTS”).  At June 30, 2009, our ratio was approximately 85% of defined portfolio assets.

Off-Balance Sheet Transactions

We are a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated Statement of Financial Condition.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Commitments to originate new loans	$4,411,869
Unfunded commitments to extend credit under existing construction, equity line and commercial lines of credit	32,335,239
Standby letters of credit	822,973
Commitments to sell loans held-for-sale	7,158,815

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

Information Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. The statements presented herein with respect to, among other things, our expectations regarding increasing our commercial and commercial real estate loan portfolios and the impact of such increases, the impact of current and expected economic changes and conditions, the allowance for loan losses, probable future losses in the loan portfolio, the collectability of non-accrual loans, the impact of pending legislation, additional FDIC special assessments, expected impact on expenses of recent staffing reductions, the Bank’s continuing to meet its capital requirements and future sources and uses of liquidity, the expected outcome of legal proceedings and the expected impact of new accounting pronouncements are forward-looking.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d — 15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2009.

During the period covered by the report, there were no changes (including corrective actions with regard to significant or material weaknesses) in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.  Legal Proceedings

From time to time we may be involved in ordinary routine litigation incidental to our business.  At June 30, 2009, other than as discussed below, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

During 2003 we donated land we had foreclosed upon to the Maryland Environmental Trust and took a tax deduction for a conservation easement charitable donation. On April 6, 2006, the Internal Revenue Service issued a notice attributable to the disallowance of the conservation easement charitable donation. We had valued the donation at $2.1 million based on an appraisal of the land, and the deduction netted us a tax benefit of $745,000. The IRS disagreed with the appraisal and asserted that it would not allow the deduction. On May 8, 2006, we filed a timely Protest appealing an Internal Revenue Service proposed adjustment on the valuation of the conservation easement donated to the Maryland Environmental Trust. We had a court date scheduled with the United States Tax Court on June 8, 2009, however a joint motion for continuance was filed and no new court date has been set. We maintain that the donation complied with the statutory requirements of 26 U.S.C. §170(h). Based the relevant statutory provisions, regulations and case law on point, we believe we will be successful in establishing that the donation complied with and satisfied the applicable rules and regulations and therefore, we are entitled to the charitable conservation easement donation as claimed. However, the courts have traditionally resolved valuation disputes by reaching a middle ground between the competing values as proposed by the Internal Revenue Service and the taxpayer. Therefore, at this time, we are unable to determine whether or to what extent our valuation of the conservation easement will be sustained. We have recorded a liability of approximately $523,444 in accordance with Financial Accounting Standards Board (FASB) Interpretation No 48 (Fin 48), as a result of this pending issue.

Item 1A.       Risk Factors

The following supplements the discussion under, and should be read in conjunction with, the risk factors disclosed in Item 1A “Risk Factors” in our 2008 Form 10-K.

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

As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, we have recently experienced increased losses in our loan portfolio.  For the six months ended June 30, 2009, we had almost $3.1 million in net loan charge-offs, or an annualized 1.24% of total loans held for investment.  For the six months ended June 30, 2008, net loan charge-offs were $551,559, or an annualized .23% of loans held for investment.  The loan loss provision for the Bank was $2.75 million for the six months ended June 30, 2009, compared to no provision during the first six months of 2008 and a provision of $2.2 million for the year ended December 31, 2008.  Nonperforming loans, which includes loans that are 90 days past due, nonaccrual and renegotiated loans, were $28.9 million or 11.44% of loans held for investment at June 30, 2009 and $18.3 million or 7.58% of loans held for investment at December 31, 2008.  Non-performing loans at June 30, 2009 consisted of approximately $25.3 million in non-accrual loans and approximately $3.6 million in loans which were contractually past due more than four months, but with current positions deemed to fully support recovery of principal and interest as of June 30, 2009.  All of the non-performing loans were non-accrual at December 31, 2008. It remains unclear when economic conditions will improve and when these negative trends in our loan portfolio will reverse.  As a result, our future earnings continue to be susceptible to further deteriorating economic conditions which may continue to negatively affect our revenues, net income and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any of our securities during the six months ended June 30, 2009.

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

Date: August 13, 2009