Form 10-Q
period 2009-09-30
WSB Holdings Inc
filed 2009-11-13
CIK 1415022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended:   September 30, 2009

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

There were 7,849,732 shares of Common Stock ($0.0001 Par Value) outstanding as of November 2, 2009.

WSB HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.  Financial Statments

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	September 30,	December 31,
	2009	2008

ASSETS
Cash	$614,193	$1,560,435
Federal funds sold and interest bearing deposits at FHLB - Atlanta	9,837,336	2,490,177
Total cash and cash equivalents	10,451,529	4,050,612

Loans receivable - net:
Held for sale	5,713,932	5,786,575
Held for investment (net of allowance for loan losses of $9,895,823 and $4,973,439 respectively)	243,435,081	236,967,155
Total loans receivable - net	249,149,013	242,753,730

Investment securities - available for sale at fair value	27,159,387	48,240,101
Mortgage-backed securities - available for sale at fair value	111,767,980	109,161,408
Mortgage-backed securities - held to maturity	5,676,296	8,970,687
Investment in Federal Home Loan Bank stock, at cost	5,910,500	6,085,700
Accrued interest receivable on loans	1,460,323	1,463,957
Accrued interest receivable on investments	694,745	861,052
Real estate acquired in settlement of loans	7,227,251	5,446,155
Bank owned life insurance	11,310,998	10,939,419
Premises and equipment - net	5,266,383	5,643,577
Deferred income taxes	8,818,912	9,364,163
Income taxes receivable	676,162	292,584
Other assets	1,386,923	1,269,145

TOTAL ASSETS	$446,956,402	$454,542,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$8,714,171	$4,985,495
Interest bearing	248,473,214	246,169,413
Total deposits	257,187,385	251,154,908

Federal Home Loan Bank borrowings	104,000,000	117,100,000
Other borrowings	30,000,000	30,000,000
Advances from borrowers for taxes and insurance	541,991	376,834
Accounts payable, accrued expenses and other liabilities	2,045,499	2,220,323

TOTAL LIABILITIES	393,774,875	400,852,065

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value, 7,849,732 and 7,821,232 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	785	782
Additional paid-in capital	10,704,382	10,629,489
Retained earnings - substantially restricted	44,802,895	51,513,227
Accumulated other comprehensive loss	(2,326,535)	(8,453,273)

TOTAL STOCKHOLDERS’ EQUITY	53,181,527	53,690,225

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$446,956,402	$454,542,290

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$4,001,636	$4,017,402	$11,897,235	$12,432,610
Interest on mortgage-backed securities	1,760,972	1,844,018	5,523,598	5,154,535
Interest and dividends on investments	382,043	829,750	1,406,734	3,046,224

Total interest income	6,144,651	6,691,170	18,827,567	20,633,369

INTEREST EXPENSE:
Interest on deposits	1,918,054	2,332,429	6,200,936	7,481,824
Interest on other borrowings	1,490,333	1,476,386	4,423,441	4,284,008

Total interest expense	3,408,387	3,808,815	10,624,377	11,765,832

NET INTEREST INCOME	2,736,264	2,882,355	8,203,190	8,867,537
Provision for loan losses	6,600,000	2,100,000	9,350,000	2,100,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	(3,863,736)	782,355	(1,146,810)	6,767,537

NON-INTEREST INCOME:
Loan related fees	87,183	87,302	299,835	341,794
Gain on sale of loans	156,897	222,687	629,800	430,124
Gain on sale of investment securities - available for sale	—	10,276	23,344	460,480
Other than temporary impairment	(692,799)	—	(692,799)	—
(Loss) gain on sale of real estate acquired in settlement of loans	775	44,766	(114,070)	139,142
Loss on disposal of premises and equipment	(614)	—	(12,660)	(13,612)
Service charges on deposits	41,374	40,600	106,605	115,264
Rental income	101,436	102,064	304,302	306,519
Other income	169,497	204,744	479,948	542,838

Total non-interest income	(136,251)	712,439	1,024,305	2,322,549

NON-INTEREST EXPENSE:
Salaries and benefits	1,472,773	1,543,078	4,283,845	4,666,668
Occupancy expense	184,586	229,514	545,771	643,083
Depreciation	158,320	187,602	504,217	550,393
Advertising	79,654	75,852	214,443	207,898
Service bureau charges	144,215	127,323	424,303	404,301
Service charges from banks	8,114	7,278	24,066	38,839
Stationary, printing and supplies	34,791	40,771	119,921	138,179
Professional services	116,247	221,697	507,405	530,072
FDIC Insurance	127,811	43,079	459,786	118,408
Provision for losses on real estate acquired in settlement of loans	187,520	—	468,706	15,000
Other taxes	69,067	56,188	201,805	137,887
Other	628,895	656,336	1,861,360	1,959,561

Total non-interest expense	3,211,993	3,188,718	9,615,628	9,410,289

LOSS BEFORE INCOME TAXES	(7,211,980)	(1,693,924)	(9,738,133)	(320,203)

INCOME TAX BENEFIT	(2,860,645)	(620,212)	(3,812,772)	(228,428)

NET LOSS	$(4,351,335)	$(1,073,712)	$(5,925,361)	$(91,775)

BASIC LOSS PER COMMON SHARE	$(0.55)	$(0.14)	$(0.75)	$(0.01)

DILUTED LOSS PER COMMON SHARE	$(0.55)	$(0.14)	$(0.75)	$(0.01)

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.02	$0.04	$0.10	$0.12
AVERAGE COMMON SHARES OUTSTANDING	7,849,732	7,580,215	7,848,254	7,592,366

AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,849,732	7,580,215	7,848,254	7,592,366

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Unaudited)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(Loss)	Equity

BALANCE, JANUARY 1, 2008	$760	$10,267,198	$52,642,425	$1,000,176	$63,910,559

Exercise of Stock Options	—	19,833	—	—	19,833

Repurchase of stock	(8)	(400,380)	—	—	(400,388)

Tax effect of Stock Option Exercised	—	2,924	—	—	2,924

Stock-based Compensation	—	5,274	—	—	5,274

Comprehensive Income:

Net loss	—	—	(91,775)	—	(91,775)

Other comprehensive income (loss) Reclassification adjustment for gains, net of taxes of $181,613	—	—	—	278,867	278,867

Net changes in unrealized appreciation on available for sale securities	—	—	—	(4,544,447)	(4,544,447)

Total comprehensive Loss					(4,357,355)

Cash dividend declared (0.12 per common share)	—	—	(1,063,918)	—	(1,063,918)

BALANCE, SEPTEMBER 30, 2008	$752	$9,894,850	$51,486,732	$(3,265,404)	$58,116,930

BALANCE, JANUARY 1, 2009	$782	$10,629,489	$51,513,227	$(8,453,273)	$53,690,225

Exercise of Stock Options	3	64,117	—	—	64,120

Stock-based Compensation	—	2,344	—	—	2,344

Tax effect of Stock Option Exercised	—	8,432	—	—	8,432

Comprehensive Income (Loss):

Net Loss	—	—	(5,925,361)	—	(5,925,361)

Other comprehensive income (Loss) Reclassification adjustment for gains, net of taxes of $9,207	—	—	—	14,137	14,137

Reclassification adjustment for other than temporary impairment charge net of taxes of ($273,240)				(419,559)	(419,559)

Net changes in unrealized appreciation on available for sale securities	—	—	—	6,532,160	6,532,160

Total comprehensive Income					201,377

Cash dividend declared (0.10 per common share)	—	—	(784,971)	—	(784,971)

BALANCE, SEPTEMBER 30, 2009	$785	$10,704,382	$44,802,895	$(2,326,535)	$53,181,527

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2009	2008
OPERATING ACTIVITIES:

Net loss	$(5,925,361)	$(91,775)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	9,350,000	2,100,000
Stock-based compensation	2,344	5,274
Depreciation	504,217	550,394
Loss on Other than temporary impairment charge	692,799	—
Loss on disposal of premises and equipment	12,660	13,612
Accretion of discounts on investment securities	2,978	(408,661)
Gain on sale of investment securities	(23,344)	(460,480)
Gain on sale of building lots and homes	—	(43,052)
Loss (gain) on sale of real estate acquired in settlement of loans	114,070	(139,142)
Gain on sale of loans	(629,800)	(430,124)
Loans originated for sale	(81,903,001)	(74,351,358)
Proceeds from sale of loans originated for sale	82,605,442	79,975,242
Increase in cash surrender value of bank owned life insurance	(371,579)	(346,540)
Deferred income taxes	(3,436,420)	(356,382)
Excess tax benefit from stock-based compensation	(8,432)	(2,924)
Decrease (increase) in accrued interest receivable	169,942	(27,215)
(Increase) decrease in other assets	(117,777)	477,986
Increase in net deferred loan fees	42,085	42,775
Change in income taxes payable/receivable	(383,578)	207,847
(Decrease) increase in accrued interest payable	(54,078)	81,799
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(174,825)	587,789

Net cash provided by operating activities	468,342	7,385,065

INVESTING ACTIVITIES:

Net increase in loans	(20,802,969)	(17,026,502)
Purchase of mortgage-backed securities - available for sale	(25,594,751)	(55,240,828)
Repayment of mortgage-backed securities - available for sale	35,032,677	20,462,039
Redemption (purchase) of Federal Home Loan Bank Stock	175,200	(816,300)
Purchase of investment securities - available for sale	(77,197)	(18,060,000)
Repayment of investment securities - available for sale	21,852,211	61,663,322
Purchase of premises and equipment	(139,682)	(387,454)
Sale of land held for development	—	43,052
Development of real estate acquired in settlement of loans	(125,646)	(29,013)
Proceeds from sale of real estate acquired in settlement of loans	3,173,438	2,728,370

Net cash provided by (used in) investing activities	13,493,281	(6,663,314)

FINANCING ACTIVITIES:

Net increase in demand deposits, NOW accounts and savings accounts	23,256,180	9,312,464
Proceeds from issuance of certificates of deposit	64,078,765	9,090,013
Payments for maturing certificates of deposit	(81,248,389)	(33,946,235)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	165,157	(87,948)
Cash dividend paid	(784,971)	(1,063,918)
(Decrease) increase in advance from the Federal Home Loan Bank	(13,100,000)	16,200,000
Increase in other borrowings	—	10,000,000
Repurchase of stock	—	(400,388)
Excess tax benefit from stock-based compensation	8,432	2,924
Proceeds from exercise of stock options	64,120	19,833

Net cash (used in) provided by financing activities	(7,560,706)	9,126,745

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,400,917	9,848,496

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,050,612	3,585,803

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,451,529	$13,434,299

CASH PAID DURING THE PERIOD FOR:

Income taxes	$—	$316,000

Interest	$10,681,690	$11,688,027

Non-cash transactions:
Transfer from loans to foreclosed real estate	$4,942,957	$6,536,976

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(unaudited)

1.      Financial Statements

The Consolidated Financial Statements for the three and nine months ended September 30, 2009 and 2008 have been prepared by WSB Holdings, Inc. (“WSB” or the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented, have been made.  All significant intercompany transactions have been eliminated.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.   Management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”), a copy of which is available at www.twsb.com and www.sec.gov.  The results of operations for the period ended September 30, 2009, are not necessarily indicative of the operating results for the full year, or any other period.

We have evaluated subsequent events for potential recognition and/or disclosure through November 13, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(unaudited)

	Three Months Ended September 30,
	2009			2008
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net loss available to Common Stockholders	$(4,351,335)	7,849,732	$(0.55)	$(1,073,712)	7,580,215	$(0.14)

Effect of Dilutive Options Incremental Shares		—			—

Diluted EPS
Net loss available to Common Stockholders	$(4,351,335)	7,849,732	$(0.55)	$(1,073,712)	7,580,215	$(0.14)

	Nine Months Ended September 30,
	2009			2008
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net loss available to Common Stockholders	$(5,925,361)	7,848,254	$(0.75)	$(91,775)	7,592,366	$(0.01)

Effect of Dilutive Options Incremental Shares		—			—

Diluted EPS
Net loss available to Common Stockholders	$(5,925,361)	7,848,254	$(0.75)	$(91,775)	7,592,366	$(0.01)

For the three and nine month periods, there was no dilutive effect on EPS as we experienced a loss for the quarter and nine month periods ending September 30, 2009 and 2008.  Options to purchase 451,475 shares of common stock were excluded in the computation of diluted EPS for the three and nine months ended September 30, 2009 because their effect would have been antidilutive.  Options to purchase 810,375 shares of common stock were not included in the computation of diluted EPS for the three and nine months ended September 30, 2008 because their effect would have been antidilutive.

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(unaudited)

In April 2007, the Bank awarded 5,000 shares under the 1997 Plan to its Chief Executive Officer, which have a ten-year contractual term and vested over a two year period.  Total pre-tax stock-based compensation of $2,344 was recognized in the Statement of Operations for the nine months ending September 30, 2009.  There were no awards granted during the nine months ending September 30, 2009.  Currently, there is no remaining stock-based compensation expense for future periods. The fair value of the options awarded is estimated on the date of grant using the Black-Scholes option pricing model with volatility calculated based on historical close prices and a risk free rate is based on the respective treasury security as of the grant date closing price.

Stock Option Plans - We have five stock option plans, which reserve shares of common stock for issuance to certain key employees and non-employee directors. Collectively, these plans reserve 2,310,000 shares for issuance pursuant to options as of September 30, 2009, 1,873,625 options have been granted and 410,875 options remain available for grant. Options granted generally expire ten years after grant date and are exercisable at 50% one year after the date of grant and the remaining 50% two years after the date of grant, with the exceptions of (1) options granted under the Non-Employee Directors’ Plan, which options are exercisable at 25% on the first and second anniversary dates and the remaining 50% three years after the date of grant and (2) the 5,000 option grant to Phillip C. Bowman in September 2005, which were fully vested at time of grant and expire 5 years after the date of grant. The exercise price of the options granted pursuant to these plans is in each case the fair market value of the shares on the date of grant.

The following table summarizes stock option activity for the nine month period ended September 30, 2009:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2008	508,475	$3.24
Exercised	(28,500)	2.25		21,380
Granted	—	—
Forfeited	(28,500)	3.04

Outstanding at September 30, 2009	451,475	$3.31	2.00	$489,581
Exercisable at September 30, 2009	451,475	$3.31	2.00	$489,581

4.      Uncertain Income Tax Positions

We have recorded a liability for uncertain income tax positions as required by guidance issued by the Financial Accounting Standards Board (“FASB”).  The full value of unrecognized tax benefits is $528,148 and $507,150 at September 30, 2009 and 2008, respectively. If this liability were de-recognized, it would favorably impact the effective tax rate for the period of de-recognition. These non-current income tax liabilities are recorded in other liabilities in our consolidated balance sheet at September 30, 2009 and 2008.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(unaudited)

Interest and penalties related to income tax liabilities are included in income tax expense.  The balance of accrued interest and penalties included in the total $528,148 and $507,150 liability recorded in the consolidated balance sheet at September 30, 2009 and 2008 was $53,895 and $32,897, respectively.

5.      Fair Value Measurements

Effective January 1, 2008, we adopted guidance issued by FASB regarding fair value measurements which provides a framework for measuring and disclosing fair value under generally accepted accounting principles.  This guidance requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

This guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This guidance also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Under the fair value measurement guidance, we group assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These hierarchy levels are:

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(unaudited)

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

Loans

We do not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s Accounting Standards Codification Receivables Topic.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2009, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with guidance regarding fair value measurements, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the loan as nonrecurring Level 3.

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	At September 30, 2009 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-Sale Securities	$27,159	$—	$27,159	$—	$—
Available-for-Sale Mortgage-Backed Securities	111,768		111,768		(693)
	$138,927	$—	$138,927	$—	$(693)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non- recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

	At September 30, 2009 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$26,561	$—	$26,561	$—
Real estate acquired in settlement of loans	7,227	—	7,227	—

	$33,788	$—	$33,788	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $26,561,000, which includes a valuation allowance of $4,302,570.

Loans held-for-sale, which are carried at the lower of cost or market, did not have any impairment charge at September 30, 2009.

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of FASB’s Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures”.   We have determined the fair value amounts by using available market information and appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(unaudited)

to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(000’s)	(000’s)	(000’s)	(000’s)

Assets:
Cash and cash equivalents	$10,452	$10,452	$4,051	$4,051
Loans receivable, net	249,149	248,525	242,754	248,426
Mortgage-backed securities:
Held to maturity	5,676	5,874	8,971	8,894
Available for sale	111,768	111,768	109,161	109,161
Investment securities:
Available for sale	27,159	27,159	48,240	48,240
Investment in Federal Home Loan Bank stock	5,911	5,911	6,086	6,086
Bank Owned Life Insurance	11,311	11,311	10,939	10,939

Liabilities:
Deposits:
Non-interest-bearing	8,714	8,714	4,985	4,985
Interest bearing	248,473	249,839	246,169	247,405
Borrowings	143,000	136,230	147,100	149,724

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(unaudited)

Bank Owned Life Insurance - The carrying amount of Bank Owned Life Insurance (“BOLI”) purchased on a group of officers.   BOLI is an insurance product that provides an effective way to offset current employee benefit costs.

Deposits - The fair value of non-interest bearing accounts is the amount payable on demand at the reporting date.  The fair value of interest-bearing deposits is determined using the discounted cash flow method.  The discount rate used is the rate currently offered on similar products.

Commitments to Grant Loans and Standby Letters of Credit and Financial Guarantees Written - The majority of our commitments to grant loans and standby letters of credit and financial guarantees written carry current market interest rates if converted to loans.  Because commitments to extend credit and letters of credit are generally un-assignable by either the Bank or the borrower, they only have value to the Bank and the borrower and therefore it is impractical to assign any value to these commitments.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and December 31, 2008.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since reporting period ending September 30, 2009 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

6.       Investments and Mortgage-Backed Securities

Investment securities consist of the following:

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$23,304,613	$1,465,396	$—	$24,770,009
Municipal Bonds	2,300,586	88,792	—	2,389,378
	$25,605,199	$1,554,188	$—	$27,159,387

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$37,056,283	$607,915	$123,682	$37,540,516
FNMA	8,000,000	434,380	—	8,434,380
Municipal Bonds	2,303,564	—	38,359	2,265,205
	$47,359,847	$1,042,295	$162,041	$48,240,101

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(unaudited)

Mortgage-backed securities consisted of the following:

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLMC pass-through certificates	$39,453,151	$639,489	$—	$40,092,640
FNMA pass-through certificates	6,303,954	282,858	—	6,586,812
Other pass-through certificates	72,099,531	735,302	7,746,305	65,088,528
	$117,856,636	$1,657,649	$7,746,305	$111,767,980

Weighted average interest rate	5.42%

HELD TO MATURITY:

Other pass-through certificates	$5,676,296	$197,926	$—	$5,874,222

Weighted average interest rate	8.32%

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLMC pass-through certificates	$34,564,331	$210,690	$45,044	$34,729,977
FNMA pass-through certificates	8,061,403	301,960	—	8,363,363
Other pass-through certificates	81,374,438	465,109	15,771,479	66,068,068
	$124,000,172	$977,759	$15,816,523	$109,161,408

Weighted average interest rate	5.65%

HELD TO MATURITY:

Other pass-through certificates	$8,970,687	$77,795	$—	$9,048,482

Weighted average interest rate	7.29%

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(unaudited)

value adjustment due to temporary changes in value due to interest rate variations, while securities classified as “Available for Sale” are subject to adjustment in carrying value through the accumulated comprehensive income line item in Stockholder’s Equity section of the Statement of Financial Condition.

Gross unrealized losses and fair value by length of time that the individual available-for-sale investment and mortgage-backed securities have been in a continuous unrealized loss position is as follows:

	September 30, 2009		December 31, 2008
		Continuous		Continuous
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Less than 12 months	$—	$—	$87,204,308	$13,483,692
More than 12 months	43,681,302	7,746,305	13,542,717	2,494,872
Total	$43,681,302	$7,746,305	$100,747,025	$15,978,564

Other-than-temporary impairment losses recognized in net earnings, related to available-for-sale investments, for the period ending September 30, 2009, were as follows:

Three Months Ended
September 30, 2009
Total gross unrealized losses on other-than-temporary impaired securities	$(1,746)

Portion of losses recognized in Comprehensive Income(before taxes)	(1,053)

Net other-than-temporary impairment losses recognized in net earnings/(loss)	$(693)

In evaluating whether a security was other than temporarily impaired, we considered the severity and length of time impaired for each security in a loss position. Other qualitative data was also considered including recent developments specific to the organization issuing the security, market liquidity, extension risk, credit rating downgrades as well as analysis of performance of the underlying collateral.

We believe that the unrealized losses, other than those included in the table above, are not other-than-temporary.  The unrealized losses are driven by market illiquidity causing price deterioration.  Because our intention is not to sell the mortgage-backed securities “ MBS” and it is not more likely than not that we will be required to sell the MBS before recovery of their amortized cost bases, which may be maturity, as such, management does not consider these MBS to be other-than-temporarily impaired at September 30, 2009.

The net other-than-temporary impairment losses recognized in earnings relate to credit loss. Credit losses reflect the difference between the present value of the cash flows expected to be collected and the amortized

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(unaudited)

There were no sales of mortgage-backed securities during the nine month period ending September 30, 2009.

Proceeds from the sale of investment securities available-for-sale were as follows for the nine month period ending September 30, 2009 and calendar year ending December 31, 2008:

	September 30, 2009
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

        The gain on the sale of investments for the nine month period ending September 30, 2009 resulted from an investment being called prior to maturity.  The gain from the same period of the prior fiscal year is the result of restructuring short term investments within the Bank’s portfolio to highly-rated mortgage-backed securities in an effort to minimize reinvestment risk while improving portfolio yield.

7.       New Accounting Pronouncements

          On July 1, 2009, the Accounting Standards Codification (“ASC”) became the FASB officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(unaudited)

GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

During December 2007, FASB issued new accounting guidance for business combinations.  This guidance is for business combinations which the acquisition date is on or after December 15, 2008. These business combinations use “acquisition accounting” which recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase, and requires the acquirer to recognize that excess as a gain attributable to the acquirer. The Company adopted this new guidance effective March 31, 2009, and adoption did not have a material impact on the Company’s consolidated financial statements.

During December 2007, the FASB issued accounting guidance for consolidations which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management adopted this guidance effective March 31, 2009, and adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

In March 2008, the FASB issued new guidance regarding disclosures for derivatives.  This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of this new guidance, effective January 1, 2009, did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued guidance regarding the application of fair value accounting to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments.  The adoption of this guidance did not have a material effect on consolidated results of operations.

During May 2009, the FASB issued guidance regarding subsequent events.  The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  The Company adopted this guidance effective June 30, 2009, and the adoption did not have a material impact on the Company’s consolidated financial statements.

During June 2009, the FASB issued guidance on the transfers and servicing of financial assets.  This guidance eliminates the concept of a “qualifying special-purpose entity” from the original accounting guidance and removes the exception from applying FASB guidance on consolidation of variable interest entities to qualifying special-purpose entities.  This guidance is effective at the beginning of a reporting entity’s first fiscal year that begins after November 15, 2009.  The Company does not anticipate that its adoption will have a material impact on the Company’s consolidated financial condition or results of operations.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(unaudited)

During June 2009, the FASB issued guidance on the consolidation of variable interest entities.  This statement amends the original guidance to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE).  This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE.  Additionally, this new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.   It is effective at the beginning of a company’s first fiscal year that begins after November 15, 2009.  The Company does not anticipate that its adoption will have a material impact on the Company’s consolidated financial condition or results of operations.

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

During this period of economic slowdown, the effects of which, including declining real estate values resulting in asset impairment and tightening liquidity, has particularly impacted the banking industry in general, management continues to stress credit quality within both our loan and investment portfolios. Management continues efforts to ensure diversity in our loan portfolio which includes residential lending, commercial real estate and commercial and industrial lending (more commonly referred to as business lending).  Management believes that such diversification will be appropriate and beneficial in dealing with interest rate spread compression and portfolio risk management, although such diversification continues to be significantly hampered by the current economic slowdown. As part of maintaining a more diversified loan portfolio, we have established commercial business and commercial real estate lending departments staffed with experienced lenders in an effort to ensure that we have in place the necessary structure to expand our nonresidential loan portfolio. This change is particularly important given the current state of the residential housing markets and our prior reliance on residential construction and mortgage origination. To expand its commercial customer deposit base, the Bank has implemented remote deposit capture services for commercial customers.  This service compliments the Bank’s PC Banking platform and provides us a commercially viable means to serve the depository needs of businesses beyond our branch network.  We believe that the expansion of our commercial base is significant to the profitability of the Bank in that commercial customers provide lower cost deposit funding, with commercial loan borrowings structures that re-price to interest rate changes under terms that are favorable to the Bank.  Management believes that interest rates and general economic conditions nationally and in our market area are most likely to have a significant impact on our results of operations. We carefully evaluate all loan applications in our attempt to minimize our credit risk exposure by obtaining a thorough application with enhanced approval procedures; however, there is no assurance that this process can reduce lending risks.  Additionally, management reviews models and has established benchmark interest rate risk measures, and maintains procedures to assure that our interest rate risk remains within the established limits.  If our interest rate risk under these models exceeds the established benchmark rate, management develops a plan to bring interest rate risk back within the established limits.

         Both basic and diluted EPS amounts are shown on the Consolidated Statements of Operations.  However, “basic” earnings per share is utilized in this report’s narrative when per share amounts are listed, unless otherwise stated.

Critical Accounting Policies

         Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain.  These estimates and assumptions are based on information available as of the date of the financial statements, and may materially impact the reported amounts of certain assets, liabilities, revenues and expenses as the information changes over time. Accordingly, different amounts could be reported as a result of the use of revised estimates and assumptions in the application of these accounting policies.

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses.  Information concerning this policy is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).  There were no significant changes in this accounting policy during the nine months ending September 30, 2009.

Consolidated Results of Operations

         Net loss for the three and nine months ended September 30, 2009 was $4.4 million, or $0.55 per basic and diluted share, and $5.9 million, or $0.75 per basic and diluted share, respectively, compared to net loss of $1.1 million or $0.14 per basic and diluted share and $92,000 or $0.01 per basic and diluted share, respectively, for the corresponding 2008 periods. Net loss for the three and nine month periods ended September 30, 2009, increased $3.3 million, or 305% and $5.8 million, or 6340%, respectively, over the same periods last year.

        The increase in net loss for the three month period ending September 30, 2009, is primarily the result of allocating an additional $6.6 million to our Allowance for Loan Losses.  The decrease in net income also reflects a 119% decrease in non-interest income compared to the same period last year.  The decrease is non-interest income is primarily the result of an other-than-temporary impairment of $692,800 on one of our mortgage-backed securities.

        The decrease in net income for the nine month period ending September 30, 2009 is primarily the result of the Bank allocating an additional $9.4 million to its Allowance for Loan Losses. Non-interest income also decreased $1.3 million.  The decrease in non-interest income is the primarily the result of an other-than-temporary impairment charge of $692,800 of one of our mortgage-backed securities, a decrease in the gain on the sale of investment securities available for sale of $437,000 and a loss of $114,000 on the sale of real estate acquired in settlement of loans, offsetting an increase of $199,700 on the gain on sale of loans sold in the secondary market.  Additionally, we recognized an expense on our real estate owned properties of approximately $469,000 during the nine month period ending September 30, 2009.

        While the investment portfolio continues to be in an unrealized loss position as of September 30, 2009, most of the securities are either agency securities or highly rated.  However, as of September 30, 2009, there have been five mortgage-backed securities that have been rated less than investment grade by at least one agency.  We continue to aggressively monitor the performance of these securities and the underlying collateral, and report an other-than-temporary impairment on only one of these downgraded mortgage-backed securities.  See Note 6 to our consolidated financial statements for a full explanation.  At the present time, no other investments have been designated as other than temporarily impaired.

Interest Income/Expense

         Total interest income decreased $547,000, or 8.2%, and $1.8 million, or 8.8% for the three and nine month periods ending September 30, 2009, compared to the corresponding periods last year, due primarily to a decrease in the average volume and average yield on interest-earning assets.

         The average nine month balance of interest-earning assets increased to $431.0 million for the nine months ending September 30, 2009 from $427.2 million for the nine months ending September 30, 2008, due primarily to an increase in loans held-for-investment and federal funds, offsetting the decrease in investment securities.  The average yield on interest-earning assets decreased to 5.82% from 6.38%.  Short-term investment securities that were called were reinvested in mortgage-backed securities, consistent with a savings and loan association charter.  The investment in short-term securities was being used to maintain liquidity for future loan growth as we restructured the existing loan portfolio under the business plan with a transition into a more diversified loan portfolio.  Additionally, we experienced an increase in non-accrual loans during the period which also negatively impacted the yield on interest-earning assets for the period ending September 30, 2009.

         Total interest expense decreased $400,000, or 10.5%, and $1.1 million, or 9.7%, respectively, for the three and nine month periods ended September 30, 2009, compared to the same periods in the prior year.  The decrease was primarily attributable to a decrease in the average interest rate on our interest-bearing liabilities.  For the nine month period ended September 30, 2009, our average interest-bearing liabilities were $394.1 million with an average rate of 3.60%, compared to $388.4 million with an average rate of 4.05%, for the corresponding period last year.

         Net interest income decreased $146,000, or 5.1%, and $664,000, or 7.5%, respectively, for the three and nine month periods ended September 30, 2009, compared to the same periods in the prior fiscal year.  Due to a lower average return on our interest-earning assets, our net interest rate spread decreased to 2.54% for the nine month period ended September 30, 2009 from 2.77% for the same period in the prior year.  The ratio of our interest-earning assets to interest-bearing liabilities decreased to 109.37% from 110.00%.

         With the current state of the residential housing markets, including reduced property values, reduced sales and increased foreclosures, as well as our prior reliance on residential construction and mortgage origination, we are continuing efforts to expand our commercial loans and commercial real estate loans based on both management’s determination that it is prudent to reduce our reliance on a sector that is currently unstable and on decreased opportunities to originate construction and mortgage loans.

         We are currently experiencing a compression of our interest rate margins due to slowing demand for loans and lower yields on loan originations and investment security offerings. This lower interest rate environment for loans and investment securities compresses the interest rate spread by reducing interest income. We believe that the continued decline of prevailing rates on fixed rate deposits and Federal Home Loan Bank advance funding structures will be favorable to us as existing fixed rate instruments re-price to lower market rates, reducing interest expense; we expect this favorable impact to continue since we have significant re-pricing opportunities in the next two fiscal quarters.  Interest rate margins will be further enhanced when economic conditions begin to become more favorable to lending and funds currently held in investment securities can be redirected back into the loan portfolio.

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

The current economic environment has led to an increased volume in loan delinquencies, an increase of internally criticized loans, and the devaluation of real estate collateral used to secure some of these loans.  Additionally, we continue efforts to increase in our commercial real estate and commercial lending portfolio, for which management uses a higher reserve factor than traditional mortgages due to a historical loss history of both the Bank and industry indicating a higher risk of default for commercial loans. The allowance for loans losses is very subjective in nature, relying significantly on historical loss experience, collateral valuations available to management on specific loans, and economic conditions.  Management believes that given the continued problems within the economy and its impact on our loan portfolio as well as the inherent risk within the portfolio that it was appropriate to increase the existing allowance level by $6.6 million and $9.4 million for the three and nine months ending September 30, 2009.

During the nine months ended September 30, 2009, the allowance increased in net by $4.9 million or 99.0%, to $9.9 million at September 30, 2009 from $5.0 million at December 31, 2008, as a result of net charge-offs of approximately $4.4 million and the $9.4 million addition to the allowance. At September 30, 2009, the allowance was 3.91% of total loans held-for-investment, compared to 2.06% of total loans held-for-investment, at December 31, 2008.

During the nine months ended September 30, 2009, we have experienced a noticeable increase in charge-offs in our loan portfolio as well as an increase in our loans held-for-investment portfolio, which was considered in management’s analysis of the adequacy of the allowance during the period, and at period end.   The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2009, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Management’s analysis of our impaired loans represents a level of reserves of approximately $4.3 million for the period ending September 30, 2009 compared to approximately $2.8 million at December 31, 2008.   The increase in charge-offs and our loans-held-for-investment during the period, including with respect to the value of the collateral securing such impaired loans, resulted in an overall effect of an increase in the allowance as a percentage of total loans held-for-investments.

Assets subject for our Loan Committee review include loans which meet our criteria for classification as sub-standard due to collateral deficiencies that may reflect inherent losses.  Based on the review of the individual loans involved, management estimates inherent losses. We continue to assess the allowance as new and relevant data is obtained.  Assets subject to our Loan Committee criticism include loans which meet the sub-standard criteria due to collateral deficiencies that may reflect possible losses. Based on the review of the individual loans involved, management estimates probable losses. Management continues to assess the probable losses as new and relevant data is obtained.

We believe that the allowance reflects our best estimate of the probable inherent losses existing in our $253.3 million loans-held for investment portfolio as of September 30, 2009.  The $5.7 million loan held-for-sale portfolio has been committed to be purchased by investors at September 30, 2009 and will be settled subsequent to that date.

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

We have developed a comprehensive review process to monitor the adequacy of the allowance.  The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies and relies on relevant observable data.  The observable data considered in the determination of the allowance is modified as more relevant data becomes available.  The results of this review process support management’s view that the allowance reflects probable losses within the loan portfolio as of September 30, 2009.

Changes in the estimation valuations may take place based on the status of the economy and the estimate of the value of the property securing loans, and as a result, the allowance may increase or decrease.  Future adjustments could substantially affect the amount of the allowance.

The following occurred during the nine months ending September 30, 2009, which impacted the allowance analysis:

•                  We experienced defaults in 1-4 family residential loans of approximately $572,000.

•                  We experienced defaults in lot loans of approximately $745,000.

•                  We experienced defaults in construction residential loans of approximately $1.2 million.

•                  Due to the increase in the commercial and commercial real estate loan portfolio, we established reserves for these types of loans at levels in line with the industry, and experienced defaults in commercial loans of approximately $1.9 million.

All of the above-referenced loan defaults were charged off to the allowance during the nine months ended September 30, 2009.  Also, during the three months ending September 30, 2009, additional loans were partially charged off to the allowance and as a result, we took a provision for the allowance of $6.6 million during the period to ensure that the amount of the allowance was adequate to account for identified and additional unidentified probable losses in our loan portfolio.

We believe our evaluation as to the adequacy of the allowance as of September 30, 2009 is appropriate, and caution the reader that the provisioning for the nine month period is not necessarily indicative of future provisioning.  Subjective judgment is significant in the determination of the provision and allowance, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans. The establishment of allowance factors is a continuing exercise, based on management’s assessment of the factors and their impact on the portfolio, and that allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and/or charge-off is normal and to be expected.  See above for discussion of some of the factors that have had a significant impact in the evaluation of the adequacy of our allowance.

We review on a monthly basis the adequacy of the allowance, and make provisions accordingly to meet the deemed losses within the portfolio.  For a better understanding and a more complete description of the allowance and the evaluation process, refer to the 2008 Form 10-K.

As shown below in tabular format, there has been an increase in charge-offs compared to the comparable periods last year.  While there has been an increase in loan charge-offs, we believe there are additional, unidentified, probable losses within the portfolio, which may be reflected as charge-offs against the allowance in future quarters as these losses manifest themselves and loan collection efforts continue.

	2009			2008
	3rd Qtr	2nd Qtr	1st Qtr	3rd Qtr	2nd Qtr	1st Qtr
Provision for loan losses	$6,600,000	$250,000	$2,500,000	$2,100,000	$0	$0

Loan charge-offs	$1,513,841	$673,138	$2,509,962	$744,060	$39,447	$517,882
Loan recoveries	230,007	12,048	27,268	31,019	5,669	100
Net Charge-offs	$1,283,834	$661,090	$2,482,694	$713,041	$33,778	$517,782

Allowance for loan losses at period end	$9,895,822	$4,579,656	$4,990,746	$5,052,102	$3,665,143	$3,698,921
Total loans held for investment at at period end	$253,330,904	$252,853,842	$248,240,555	$236,760,847	$230,251,591	$228,164,709
Allowance to total loans held for investment at period end	3.91%	1.81%	2.01%	2.13%	1.59%	1.62%

At September 30, 2009, total non-performing loans were $31.0 million, or 12.22% of total loans held for investment, compared to $18.3 million, or 7.58% of total loans held-for-investment, at December 31, 2008.  Non-performing loans consisted of $26.1 million that were non-accrual loans and $99,000 in accruing loans, which were contractually past due more than four months, but with current positions deemed to fully support recovery of principal and interest as of September 30, 2009 and approximately $4.8 million of restructured loans.  The allowance is approximately 37.9% of non-accrual loans, versus 27.1% at December 31, 2008.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

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

Non-Interest Income

Total non-interest income decreased $849,000, or 119.1%, and $1.3 million, or 55.9% for the three and nine month periods ended September 30, 2009, compared to the same periods in the prior year.   The decrease for the three month period is primarily attributable to an other than temporary impairment of $693,000 on one of our mortgage-backed securities.  A $66,000 decrease on the gain on sale of loans, a $44,000 decrease on the gain on sale of real estate acquired in settlement of loans and a $35,000 decrease in other income also contributed to the decrease in total non-interest income during the three month period.  The decrease for the nine month period is primarily attributable to an other than temporary impairment of $693,000 on one of our mortgage-backed securities, a decrease in the gain on the sale of investment securities available for sale of $437,000 and a loss of approximately $114,000 on the sale of real estate acquired in settlement of loans, which were offset in part by an increase of approximately $200,000 in gain on sale of loans.

Gain on sale of loans decreased $66,000 during the three months ended September 30, 2009 as compared to the same period last year due to a decrease in the premiums associated with loans sold in the secondary market. Gain on the sale of loans increased $200,000 for the nine month period ended September 30, 2009 as compared to the same period last year due to an overall higher premium and increased collection of up-front fees associated with those loans as well as lower costs associated with the origination of these loans. The costs associated with these loans decreased primarily as the result of reduced volume.  Our ability to realize gains in future periods will depend largely on interest rates and the demand for mortgage loans.

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

The decrease on the gain on sale of real estate acquired in settlement of loans for the three month period ending September 30, 2009 is the result of a net gain of on the sale of five properties in which we recorded a net gain of $800 compared to the sale of four properties for a net gain of $45,000 for the same three month period last year.  The decrease for the nine months ending September 30, 2009, is the result of a net loss on the sale of seventeen properties in which we recorded a net loss of $114,000 at September 30, 2009 compared to the net gain of $139,000 recorded on the sale of fourteen properties at September 30, 2008.  These decreases are a result of falling property values resulting in our generally selling the properties for less than the value we had assigned to them as Real Estate Owned; however, management determined it was in our best interests to sell the properties at the lower prices at the current time in order to avoid the ongoing expense associated with maintaining these properties in our portfolio, including maintenance, costs and property taxes, and with selling the properties at a later date.

There were no gains on sale of investment securities for the three month period ending September 30, 2009, compared to $10,000 pretax, $6,000 net of tax for the same period last year.  Gain on sale of investment securities for the nine month period ending September 30, 2009 was approximately $23,000 pretax, $14,000 net of tax, compared to a gain on sale of investment securities of $460,000 pretax, $297,000 net of tax for same period last year.  The gain during the 2009 period resulted from one of our investments being called and repurchased prior to maturity.  The prior period gain on the sale of investments resulted from our sale of certain mortgage-backed securities, the proceeds of which were used to purchase similar investment securities with a higher interest rate in an effort to minimize reinvestment risk while improving portfolio yield.  We did not undertake to restructure our short-term investments during the 2009 period, as given current market conditions, the opportunity to purchase higher-yield investment securities was absent.

The decrease in other income of $35,000 and $63,000 during the three and nine months ending September 30, 2009, respectively, is the result of the gain of approximately $43,000 on one lot sold by our subsidiary, WSB, Inc, during the third quarter of 2008.

Non-Interest Expenses

Non-interest expenses increased $23,000, or 0.7% and $205,000, or 2.2% for the three and nine month periods ending September 30, 2009, as compared to the corresponding prior year periods.

The increase in non-interest expenses for the three month period ended September 30, 2009 compared to the same period last year was primarily due to increases of $188,000 in the provision for losses on real estate acquired in settlement of loans and  $84,000 in deposit insurance premiums and assessments, partially offset by a decrease of $70,000 in salaries and benefits.  The increase in non-interest expenses for the nine month period ending September 30, 2009 compared to the same period last year was primarily due to increases of $454,000 in the provision for losses on real estate acquired in settlement of loans and $341,000 in deposit insurance premiums and assessments, partially offset by a decrease of $383,000 in salaries and benefits.

The increase in deposit insurance premiums is the result of a special assessment imposed by the FDIC on all insured institutions as well as an overall FDIC increase.  The special assessment premium was based on each institution’s total assets minus its Tier 1 capital as reported on June 30, 2009.  The special assessment is not expected to be a regular and ongoing expense. However, on September 29, 2009, the FDIC issued a proposal to amend its assessment regulations to require insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.  This proposal indicates that depository institutions are to prepay their assessments on December 30, 2009.  In 2008 we utilized credits from the Federal Deposit Insurance Reform Act of 2005 which were available to offset our deposit insurance assessments.  We fully utilized these credits in December 2008.

We recognized an expense of $188,000 and $469,00 for the three and nine month periods ending September 30, 2009, respectively, for the provision for losses on real estate acquired in settlement of loans.  These decreases are the result of obtaining updated appraisal and/or evaluations on the properties that have been classified as real estate owned, which resulted in additional write downs of certain properties as a result of continuing declines in real estate prices.

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

Income Taxes

A tax benefit of $3.8 million occurred for the nine months ended September 30, 2009, as compared to a tax benefit of $228,000 for the same period last year.  The tax benefit was the result of a pre-tax loss of $9.7 million, the exclusion of income for the bank owned life insurance, and a tax benefit attributable to our investment portfolio of which a significant portion is not subject to Maryland state taxes.  The effective tax rates were (39.1%) and (71.3%) for the respective nine month periods ended September 30, 2009 and 2008.

Liquidity and Capital Resources

Total assets were $447.0 million and $454.5 million at September 30, 2009 and December 31, 2008, respectively. The decrease in assets at September 30, 2009, compared to December 31, 2008, was primarily attributable to a decrease in the available for sale investment securities offset by increases in the loans held for investment portfolio and in total cash and cash equivalents.

Deposits were $257.2 million at September 30, 2009, compared to $251.2 million at December 31, 2008.  The increase in deposits at September 30, 2009, compared to December 31, 2008, was primarily due to an increase in our savings accounts offsetting a decrease in our certificates of deposit.  During this period, our rates on money fund accounts were slightly higher than the Bank’s competitors, resulting in an increase in deposits, but lower certificate of deposit rates as compared to the 2008 period negatively affected renewals for certificates of deposit.  Management anticipates continuing to utilize excess funding liquidity to offset a runoff of higher cost certificates of deposit which were previously originated to fund loan production.

Borrowings at September 30, 2009 and December 31, 2008 are as follows:

	Balance as of
	September 30,		December 31,
	2009	Rate	2008	Rate

FHLB-advances -fixed	$104,000,000	4.69%	$104,000,000	4.69%
FHLB advances - daily rate credit	—	0.00%	$13,100,000	0.46%
Reverse Repurchase Agreement	30,000,000	3.82%	30,000,000	3.82%
	$134,000,000		$147,100,000

At December 31, 2008, FHLB advances totaled $117.1 million.  During the nine month period ending September 30, 2009, we repaid the daily rate credit of $13.1 million, bringing the FHLB advances balance to $104.0 million.  Reverse Repurchase Agreement remained at $30.0 million at September 30, 2009 as compared with December 31, 2008.

Total borrowings are $134.0 million as of September 30, 2009.  We maintain funding activities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion.  To the extent we do not or cannot use FHLB borrowings, we would rely on alternative funding sources, including our deposit base and correspondent bank lines of credit.

As a member of the FHLB system, and in order to maintain insurance with the FDIC, we must maintain sufficient liquidity to ensure a safe and sound operation.   Liquid assets are defined as cash, Federal Reserve deposits, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, highly rated corporate debt, mortgage loans and mortgage-backed securities, and accrued interest receivable and principal on certain qualified unpledged assets payable within five years.  Internal sources of liquidity used by the Bank are various short-term investments, mortgage-backed securities, and short-term borrowings.

Funding requirements are impacted by loan originations and maturities of CDs and borrowings.  We comply with regulatory guidelines regarding required liquidity levels and monitor our liquidity position.  In an effort to reduce exposure to liquidity risk, the Board’s Asset and Liability Committee monitors our sources of funds and our assets and liabilities, which may result in a change of our asset, liability, and off-balance sheet positions.   Long-term liquidity is generated through growth in our deposits and long-term debt, while short-term liquidity is generated though federal funds and securities sold under agreement to repurchase.

Current regulations require subsidiaries of an institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of an institution’s regulatory capital.  The Bank’s regulatory capital and regulatory assets below also reflect increases of $2.2 million and $3.7 million, respectively, which represents unrealized losses (after-tax for capital deductions and pre-tax for asset deductions, respectively) on mortgage-backed securities and investment securities classified as available for sale.  In addition, the Bank’s risk-based capital reflects an increase of $3.5 million in the general loan loss reserve.  The loan loss reserve factor represents 1.25% of the Bank’s risk-

weighted assets.  The following table shows regulatory thrift capital ratios required, the Bank’s actual ratios, and the amount by which the Bank’s ratios exceed required capital ratios, as of September 30, 2009.

Capital Category	Regulatory Ratios Required	Bank’s Amount and Ratio	Bank’s Excess of Requirements	Calculations	Based Upon
Leverage	$17,705,989	$46,499,601	$28,793,612	$46,499,601	Regulatory Capital
	4.00%	10.50%	6.50%	$442,649,714	Regulatory Assets

Tangible	$6,639,746	$46,499,601	$39,859,855	$46,499,601	Regulatory Capital
	1.50%	10.50%	9.00%	$442,649,714	Regulatory Assets

Risk-Based	$21,939,293	$49,452,274	$27,512,981	$49,452,274	Regulatory Capital
	8.00%	18.03%	10.03%	$274,241,158	Risk-Weighted Assets

Our management believes that, under current regulations, and eliminating the assets of WSB Holdings, the Bank remains well capitalized and will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond our control, such as a shift in interest rates or a continued downturn or slower recovery in the economy in areas where we extend credit, could adversely affect future earnings and, consequently, our ability to meet minimum capital requirements in the future.

The Qualified Thrift Lender Test currently requires that “qualified thrift investments” be at least 65% of portfolio assets as defined by the Office of Thrift Supervision (“OTS”).  At September 30, 2009, our ratio was approximately 83% of defined portfolio assets.

Off-Balance Sheet Transactions

We are a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated Statement of Financial Condition.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Commitments to originate new loans	$4,154,792
Unfunded commitments to extend credit under existing construction, equity line and commercial lines of credit	29,263,195
Standby letters of credit	719,125
Commitments to sell loans held-for-sale	5,713,932

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

Information Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. The statements presented herein with respect to, among other things, our expectations regarding increasing our commercial and commercial real estate loan portfolios and the impact of such increases, the impact of current and expected economic changes and conditions, future interest rates and their impact on us, the allowance for loan losses, the collectability of non-accrual loans, the impact of pending legislation, additional FDIC special assessments, expected impact on expenses of recent staffing reductions, the Bank’s continuing to meet its capital requirements and future sources and uses of liquidity and, the expected outcome of legal proceedings are forward-looking.

Forward-looking statements are based on our current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions and assumptions and results may ultimately vary from the statements made in this report.  Our future results and prospects may be dependent upon a number of factors that could cause our performance to differ from the performance anticipated or projected in these forward-looking statements or to compare unfavorably to prior periods.  Among these factors are: (a) changes we make as a result of our ongoing review of our business and operations; (b) implementation of changes in lending practices and lending operations; (c) changes made as a result of the Board of Directors’ ongoing review of our capital management plan; (d) changes in accounting principles; (e) government legislation and regulation; (f) changes in interests rates; (g) further deterioration of economic conditions or a recovery that is slower than anticipated; (h) credit or other risks of lending activity, such as changes in real estate values and changes in the quality or composition of our loan portfolio; (i) the impact of any legal or regulatory proceedings; and (j) other expectations, assessments and risks that are specifically mentioned in this report and in such other reports we have filed with the Securities and Exchange Commission. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected.  Unless required by law, we do not undertake, and specifically disclaim any obligation, to publicly update or revise any forward- looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d — 15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2009.

During the period covered by the report, there were no changes (including corrective actions with regard to significant or material weaknesses) in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.  Legal Proceedings

From time to time we may be involved in ordinary routine litigation incidental to our business.  At September 30, 2009, other than as discussed below, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

During 2003 we donated land we had foreclosed upon to the Maryland Environmental Trust and took a tax deduction for a conservation easement charitable donation. On April 6, 2006, the Internal Revenue Service issued a notice attributable to the disallowance of the conservation easement charitable donation. We had valued the donation at $2.1 million based on an appraisal of the land, and the deduction netted us a tax benefit of $745,000. The IRS disagreed with the appraisal and asserted that it would not allow the deduction. On May 8, 2006, we filed a timely Protest appealing an Internal Revenue Service proposed adjustment on the valuation of the conservation easement donated to the Maryland Environmental Trust. We had a court date scheduled with the United States Tax Court on June 8, 2009, however a joint motion for continuance was filed and we expect a new court date to be set in the first quarter of 2010.. We maintain that the donation complied with the statutory requirements of 26 U.S.C. §170(h). Based the relevant statutory provisions, regulations and case law on point, we believe we will be successful in establishing that the donation complied with and satisfied the applicable rules and regulations and therefore, we are entitled to the charitable conservation easement donation as claimed. However, the courts have traditionally resolved valuation disputes by reaching a middle ground between the competing values as proposed by the Internal Revenue Service and the taxpayer. Therefore, at this time, we are unable to determine whether or to what extent our valuation of the conservation easement will be sustained. We have recorded a liability of approximately $528,148 in accordance with Financial Accounting Standards Board (FASB) Guidance.

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

As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, we have recently experienced increased losses in our loan portfolio.  For the three months ended September 30, 2009, we had almost $1.3 million in net loan charge-offs, or .52% of total loans held for investment.  For the nine months ended September 30, 2009, net loan charge-offs were $4.4 million, or 1.81% of loans held for investment.  The loan loss provision for the Bank was $9.4 million for the nine months ended September 30, 2009, compared to $2.1 million during the nine months ended September 30, 2008 and a provision of $2.2 million for the year ended December 31, 2008.  Nonperforming loans, which includes loans that are 90 days past due, nonaccrual and renegotiated loans, were $30.9 million or 12.67% of loans held for investment at September 30, 2009 and $18.3 million or 7.58% of loans held for investment at December 31, 2008.  Non-performing loans at September 30, 2009 consisted of approximately $26.1 million in non-accrual loans and approximately $99,000 in loans which were contractually past due more than four months, but with current positions deemed to fully support recovery of principal and interest as of September 30, 2009 and approximately $4.8 million restructured loans.  All of the non-performing loans were non-accrual at December 31, 2008. Although there have been some indications of improvement in the economy, it remains unclear when economic conditions will improve to the extent that will impact our borrowers’ ability to repay their loans, and therefore when these negative trends in our loan portfolio will reverse.  As a result, our future earnings continue to be susceptible to further deteriorating economic conditions which may continue to negatively affect our revenues, net income and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any of our securities during the nine months ended September 30, 2009.

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

WSB HOLDINGS, INC.

		By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

		By:	/s/ Carol A. Ramey
Carol A. Ramey
Senior Vice President and Chief Financial Officer

Date:	November 13, 2009