Form 10-K
period 2009-12-31
WSB Holdings Inc
filed 2010-03-30
CIK 1415022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $9,957,169 as of June 30, 2009.

Number of shares of Common Stock outstanding on March 17, 2010, was 7,855,732.

Documents Incorporated by Reference:

Part III - Proxy Statement for 2010 Annual Meeting of Stockholders

Form 10-K Table of Contents

i

PART I

Item 1.  Business

WSB Holdings, Inc. (“WSB” or the “Company”) became the holding company of The Washington Savings Bank, F.S.B. (the “Bank”) as of January 3, 2008.  The Bank continues to be managed by its board of directors and officers in place before the reorganization into the holding company structure.  The Bank’s current directors also serve as the directors of WSB.

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

Lending Activities

General. Lending by the Bank has historically focused on residential mortgage loans and construction loans on residential projects.  The following table sets forth information concerning our loan portfolio net of deferred fees at the dates indicated:

	December 31,		December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Held for Sale:
Single-family	$8,304	3.22%	$5,787	2.34%
Held for Investment:
Permanent mortgage loans:
Single-family(1)	82,773	32.14%	78,502	31.69%
Non-residential	42,586	16.54%	9,527	3.85%
Land	14,031	5.45%	17,395	7.02%
Construction loans:
Single-family	5,403	2.10%	14,725	5.94%
Other property	1,883	0.73%	3,913	1.58%
Other:
Consumer installment loans	328	0.13%	196	0.08%
Account loans	157	0.06%	169	0.07%
Commercial loans	102,075	39.63%	117,513	47.44%
	249,236	96.78%	241,940	97.66%

Total loans receivable	$257,540	100.00%	$247,727	100.00%

(1) Includes $1.2 million and $1.5 million of second mortgage loans at December 31, 2009 and 2008, respectively.

Contractual Maturities.  The following table reflects the approximate schedule of contractual principal repayments of the held-for-investment loan portfolio at December 31, 2009.  With respect to adjustable rate loans, the following table reflects the approximate schedule of contractual maturities:

Approximate Principal	Real estate Mortgage Loans		Real Estate Construction Loans		Consumer Installment and Account Loans		Commercial Loans
Repayments	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable
Contractually Due	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Total
	(dollars in thousands)

Within one year	$19,273	$—	$7,286	$—	$166	$—	$35,430	$—	$62,155
After one year through five years	44,922	19	—	—	305	—	33,254	—	78,500
After five years	74,662	514	—	—	14	—	32,285	1,106	108,581
Total	$138,857	$533	$7,286	$—	$485	$—	$100,969	$1,106	$249,236

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

	Real estate Mortgage Loans		Real Estate Construction Loans		Consumer Installment and Account Loans		Commercial Loans
Estimated	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable
Prepayments	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Total
	(dollars in thousands)

Within one year	$27,878	$—	$7,286	$—	$166	$—	$35,430	$—	$70,760
After one year through five years	69,676	19	—	—	305	—	33,254	—	103,254
After five years	41,303	514	—	—	14	—	32,285	1,106	75,222
Total	$138,857	$533	$7,286	$—	$485	$—	$100,969	$1,106	$249,236

Origination, Purchase and Sale of Loans.  As a federal savings bank, the Bank has authority to originate and purchase loans secured by real estate located throughout the United States.  Generally, we make loans in and around our market area, which primarily is the Baltimore-Washington corridor. Historically, we have not engaged in the purchasing of loans.

In addition to accepting loan requests from our customer base, we employ eleven mortgage loan originators compensated primarily on an incentive basis and five commercial loan originators compensated primarily on a salary basis.  The loan originators and other members of our management maintain contacts with local builders, developers and realtors, which provide us with additional potential customers.  The Bank also enhances its business contacts within the communities it serves by participating in local civic organizations.

The Bank originates residential loans for its portfolio and for sale in the secondary market.  Our general practice has been to sell loans on an individual basis to various lenders throughout the country, without retaining loan servicing rights (commonly referred to as “servicing released”).  In general, higher interest rate loans, such as commercial loans, second mortgages, construction loans, and construction/permanent loans, are held in the Bank’s portfolio, while conforming first mortgages are sold at or shortly after origination.  Our management continues to seek more diversity in the Bank’s loan portfolio and we have established commercial business and commercial real estate lending departments staffed with experienced lenders in an effort to significantly expand the Bank’s nonresidential loan portfolio.  This has resulted in an increase in the portfolios of commercial business, commercial real estate, and residential land development loans to commercial borrowers.  We also use available funds to retain certain higher-yielding fixed rate residential mortgage loans in our portfolio in order to improve interest income.  During the past two fiscal years, we originated 1,063 loans with a principal value of approximately $325.8 million.  The proceeds from loan sales are used to fund loans held for investment, mortgage-backed securities (“MBS”) and investment securities.  We also have approval to sell loans to Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), which enhances our ability to sell our mortgage loans and to convert pools of loans into marketable Ginnie Mae (“GNMA”), FNMA and FHLMC participation certificates.  See “Business, Item 1, Mortgage-Backed Securities.”

Loan Underwriting Policies.  Under our loan approval policy, all loans approved must comply with federal regulations.  Generally, we will make residential mortgage loans in amounts up to the limits established from time to time by FNMA and FHLMC for secondary market resale purposes.  This amount for single-family residential loans currently varies from $417,000 up to a maximum of $729,750 for certain high-cost designated areas.  The Washington, D.C. and Baltimore areas are both considered high-cost designated areas.  We will, however, make loans in excess of this amount, if we believe we can sell the loans in the secondary market or that the loans should be held in our portfolio.

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

Under federal law, the aggregate amount of loans that we may make to any one borrower and related entities is generally limited to 15% of the Bank’s unimpaired capital and unimpaired surplus. Our general lending limit at December 31, 2009 was approximately $7.5 million.  We have not made any loans aggregated in excess of this limit.

Single-Family Residential Real Estate Lending.  At December 31, 2009, we had a total of $354.6 million in loans receivable and MBS. Loans secured by first or second mortgages on single-family properties, excluding construction loans, were $82.7 million or 23.32% of total loans receivable and MBS.  MBS were $105.4 million or 29.72% of total loans receivable and MBS.

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

Non-Residential Real Estate Lending.  We make permanent mortgage loans on various non-residential properties, including office buildings and warehouses.  Non-residential loans are made on properties located in or around our market area.  Non-residential real estate lending may entail significant additional risks as compared to single-family residential property lending. At December 31, 2009, non-residential real estate loans represented $42.6 million, or 12.01% of total loans receivable and MBS, and lot and land loans represented $14.0 million, or 3.95%, of our total loans receivable and MBS.  This increase is primarily due to a reclassification of loans secured by other properties previously reported as commercial loans.

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

Acquisition, development and construction lending, while providing higher yields, may also have greater risks of loss than long-term residential mortgage loans on improved, owner-occupied properties.  At December 31, 2009, acquisition, development and construction loans represented $7.3 million, or 2.06%, of our total loans receivable and MBS.

The Bank generally makes land acquisition loans with terms of up to three years and loan-to-value ratios of up to 65%, land development loans with terms of up to two years and loan-to-value ratios of up to 75%, and construction loans with original terms of generally up to one year and loan-to-value ratios of up to 80%.

Commercial Lending.  Federal laws and regulations permit thrift institutions to lend up to 20% of total assets in commercial loans on an unsecured basis or secured by collateral other than real estate, provided that amounts in excess of 10% of total assets may be used only for small business loans.  Prior to 2008, commercial lending was a minor component of our lending portfolio and operations.  Consistent with our current strategic plan, however, we have taken steps to expand this part of our lending business and are continuing to promote the origination of commercial and commercial real estate lending.  At December 31, 2009, commercial loans represented $102.1 million, or 28.80%, of total loans receivable and MBS, which was significantly below the limit permitted by the regulations.  In addition, we have issued a limited number of standby letters of credit, generally to development loan customers in connection with development work financed by the Bank.

Consumer Lending.  Federal laws and regulations permit a federally chartered thrift institution to make secured and unsecured consumer loans in an aggregate amount up to 35% of the institution’s total assets.  The 35% limitation does not include home equity loans (loans secured by the equity in the borrower’s residence, but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposits.  We have not actively promoted these kinds of loans. Consumer loans, including loans secured by deposits, represented $485,000, or 0.14%, of total loans receivable and MBS at December 31, 2009.

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

The primary risk of holding these securities is the fluctuation of principal value corresponding to changes in interest rates. Although MBS do not alter the overall maturity of our assets as compared to holding a comparable portfolio of whole loans, they are more liquid than whole mortgage loans. At

December 31, 2009, we had $105.4 million MBS in our portfolio. The following table sets forth the book value and estimated market value of the MBS portfolio at the dates indicated.

	Years ending
	December 31, 2009	December 31, 2008
	(dollars in thousands)

Mortgage-backed securities:
Amortized cost	$111,090	$132,971
Estimated fair value	$105,409	$118,210

There were no sales of mortgage-backed securities for the year ending December 31, 2009, compared to sales of $5.9 million MBS classified as available-for-sale for year ending December 31, 2008 of which we experienced $124,000 pre-tax gains, or approximately $75,000 after tax gain.

Other Investment Activities

In addition to investment in MBS, excess short-term funds have generally been invested in federal funds, agency callable paper, zero coupon bonds, a certificate of deposit and preferred trust coupon bonds.  Our portfolio of investment securities provides a source of liquidity when loan demand exceeds funding capability, provides funding for unexpected savings and certificate of deposit (“CD”) withdrawals, provides funds for CD maturities, serves as a vehicle for interest rate risk management, and provides a source of income.  We are required to maintain certain liquidity ratios and generally do so by investing in securities that qualify as liquid assets under federal regulations. We are also required to hold FHLB stock in specified amounts and to maintain certain reserves with the Federal Reserve Bank of Richmond.  See “Business-Supervision and Regulation”.

The following table sets forth certain information regarding our investment securities (excluding MBS), at carrying value and other interest earning assets for the periods indicated.

	December 31,	December 31,
	2009	2008
	(dollars in thousands)

Other Investments:
Federal Home Loan Bank stock	$5,911	$6,086
FHLB Agencies	28,694	45,975
Municipal Bonds	2,359	2,265
Total Other Investments	$36,964	$54,326

The following table sets forth our scheduled maturities on other investments:

as of December 31, 2009

	Up to		One to		Five to		More than		Total Investment
	One Year		Five Years		Ten years		Ten Years		Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Other Investments:
FHLB Agencies	$—	—%	$—	—%	$28,694	5.12%	$—	—%	$28,694	5.12%
Municipal Bonds	—	—%	—	—%	—	—%	2,359	4.20%	2,359	4.20%
Total Other Investments	$—	—%	$—	—%	$28,694	5.12%	$2,359	4.20%	$31,053	5.04%

Prepayments and calls on the FHLB Agencies shorten the actual maturity. FHLB stock has been excluded from this table as it has no stated maturity.

Sources of Funds

General.  Deposits are the primary source of the Bank’s funds for use in lending and for other general business purposes.  In addition to deposits, we obtain funds from loan amortizations and prepayments and sales of loans, MBS and investment securities.  We maintain funding facilities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion. Management has begun investing excess cash liquidity in investment grade securities which offer a ready source of collateral for secured borrowings under existing credit facilities. At December 31, 2009, we had borrowings of $99.0 million in the form of advances from the FHLB of Atlanta and $30.0 million in structured repurchase agreements (“repos”).  Repos are financial transactions in which an organization borrows money by selling securities and simultaneously agreeing to buy the securities back later at a higher price, and they function similarly to a secured loan with the securities serving as collateral.

Deposits.  Deposits are the primary source of our funds for use in lending and for other general business purposes. We compete with other financial institutions for deposits.  Competition for deposits remains high.  The receipt and disbursement of deposits are significantly influenced by economic conditions, interest rates, money market conditions and other factors. Our consumer deposits and commercial deposits are attracted from within our primary market areas through the offering of a broad selection of deposit instruments including consumer, small business and commercial demand deposit accounts, interest-bearing checking accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. These accounts are a source of low-interest cost funds and provide fee income to the bank.

Information concerning our deposits is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Financial Condition Analysis — Deposits” and in Note 8 of Notes to Consolidated Financial Statements.

The change in the mix of our deposits during 2009, as discussed further in the table below, reflects our emphasis on the growth of core deposits, savings and NOW/checking accounts, and less emphasis on longer-term CDs.  We advertise for CDs from time to time generally when we have the need for deposits of specific maturities.  We have received deposits through brokers on an occasional basis in a manner consistent with federal regulations for our current funding obligations, however, we have consciously reduced our reliance on brokered deposits and have focused growth through the branches.

The following table shows the distribution of our deposits by type of deposit, including accrued interest, for the periods indicated.

	December 31, 2009			December 31, 2008
	Amount	Percent	Weighted Average Interest Rate	Amount	Percent	Weighted Average Interest Rate
	(dollars in thousands)

Savings accounts	$60,211	23.71%	1.34%	$38,166	15.19%	1.87%
NOW accounts - interest bearing	20,504	8.08	0.79	18,737	7.46	0.77
Checking accounts - non-interest bearing	9,633	3.80	—	4,986	1.99	—
Time deposits	163,473	64.41	2.64	189,266	75.36	4.00

Total deposits at end of period	$253,821	100.00%	2.09%	$251,155	100.00%	3.34%

Our deposits are insured by the FDIC.  The FDIC has temporarily raised its coverage amounts through December 31, 2013 from $100,000 to $250,000 per insured depositor (as defined by law and regulation) and up to $250,000 for deposits held by individual retirement accounts.

The following table presents, by various interest rate categories, the amounts of time deposit accounts, excluding accrued interest payable of $42,911 at December 31, 2009, which will mature during the periods indicated.

					2014	Total
Time Deposit Accounts					and	Time
by Interest Rate	2010	2011	2012	2013	After	Deposits
	(dollars in thousands)
Balance $100,000 or less
4.00% or less	$51,422	$39,454	$11,768	$2,516	$8,728	$113,888
4.01% to 6.00%	15,396	616	4,034	487	—	20,533
Total	$66,818	$40,070	$15,802	$3,003	$8,728	$134,421

Balance greater than $100,000
4.00% or less	$15,792	$3,554	$520	$150	$3,569	$23,585
4.01% to 6.00%	4,088	—	1,212	124	—	5,424

Total	$19,880	$3,554	$1,732	$274	$3,569	$29,009

Grand Total	$86,698	$43,624	$17,534	$3,277	$12,297	$163,430

The following table contains information pertaining to approximately 228 certificates of deposit accounts held in excess of $100,000 as of December 31, 2009.

Time Remaining Until Maturity	Certificate of Deposits
(dollars in thousands)

Less than three months	$3,592
3 months to 6 months	4,088
6 months to 12 months	12,200
Greater than 12 months	9,129

Total	$29,009

Borrowings.  At December 31, 2008, total borrowings consisted of $117.1 million in FHLB advances and $30.0 million in reverse repurchase agreements.  During January 2009, we repaid the daily rate credit of $13.1 million and a FHLB advance of $5.0 million matured in October 2009, bringing the balance of our FHLB borrowings to $99.0 million and total borrowings to $129.0 million at December 31, 2009.

Subsidiaries

WSB, Inc.

The Bank established a wholly owned service corporation subsidiary, WSB, Inc., in 1985. WSB Inc. became a subsidiary of WSB in the holding company reorganization.  WSB, Inc. purchases land to develop into single-family building lots that are offered for sale to third parties.  It also builds homes on certain lots on a contract basis. During the year ended December 31, 2009, WSB, Inc. did not develop any lots. During the year ending December 31, 2008, WSB Inc. sold an undeveloped lot for a gross profit of $43,000.  See Note 5 of Notes to Consolidated Financial Statements.

WSB Investments, Inc.

During 2000, we established a wholly-owned operating subsidiary of the Bank, WSB Investments, Inc., which was incorporated under the laws of the State of Delaware for the purpose of maintaining and managing a portfolio of our investment securities, which allowed us to decrease taxes due in connection with these investments. Due to the inactivity in the subsidiary, WSB Holdings made the decision to close the subsidiary and transfer the remaining assets of WSB Investments, Inc. to the Bank effective December 31, 2009.  Total assets transferred were approximately $3 million.

WSB Realty, LLC

The Bank established a wholly-owned operating subsidiary in January 2009 for the purpose of directly or indirectly, acquiring, owning, holding, leasing, developing, managing, operating, investing in or otherwise dealing with various real and personal property.  Management is authorized to take assignment of the right to acquire title to certain properties purchased at foreclosure sales.  Management is authorized to take usual and customary activities toward the acquisition, rehabilitation, sale, rental and disposition of these properties.  At December 31, 2009, WSB Realty, LLC had assets of approximately $2.5 million consisting primarily of other real estate owned.  WSB Realty, LLC reports a net loss of approximately $195,400 for year ending December 31, 2009.

Employees

We had 90 full-time and 19 part-time employees at December 31, 2009.  We provide health and life insurance benefits and an employer matching 401(k) plan, which merged on July 31, 2006 with the Bank’s profit sharing plan.  None of the employees are represented by a collective bargaining union.  We believe that we enjoy good relations with our employees.

Available Information

WSB’s internet address is www.twsb.com. There we make available, free of charge, our annual report on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as practicable after we file or furnish them with the Securities and Exchange Commission (“SEC”), as well as copies of required Forms 3, 4, and 5 filings for insider security holdings and transactions and copies of our Code of Ethics for our officers, directors and employees. Our SEC reports can be accessed through the financial highlights information section of our website. The information on our website is not a part of this or any other report we file with or furnish to the SEC.

Supervision and Regulation

General

As the holding company of a savings bank, we are subject to extensive regulation and periodic examination by the OTS.  Our status as a bank holding company does not, however, exempt us from certain federal and state laws applicable to Delaware corporations generally, including, without limitation, certain provisions of the federal securities laws.  The lending activities and other investments of the Bank must comply with various federal regulatory requirements and the Bank must periodically file reports with the OTS describing its activities and financial condition. The Bank’s deposits are insured by the FDIC through its Deposit Insurance Fund (“DIF”). The Bank is also subject to regulation for certain matters by the FDIC and for certain other matters by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

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

Liquidity Requirements.  As a thrift, the Bank derives its lending and investment authority from the Home Owners’ Loan Act, as amended, and regulations of the OTS thereunder.  Those laws and regulations limit the ability of the Bank to invest in certain types of assets and to make certain types of loans.  For example, the OTS requires thrifts to maintain sufficient liquidity to ensure their safe and sound operation. Liquid assets are defined to include cash, deposits maintained pursuant to Federal Reserve Board reserve requirements, time deposits in certain institutions and certain savings deposits, obligations of the United States and certain of its agencies and qualifying obligations of the states and political subdivisions thereof, highly rated corporate debt, mutual funds that are restricted by their investment policies to investing only in liquid assets, certain mortgage loans and mortgage-related securities and bankers acceptances.  As of December 31, 2009, the Bank had $9.1 million of cash and cash equivalents.  Further, the Company had $51.6 million of unpledged investment securities. However, the unpledged securities consist of approximately $29.9 million private label mortgage-backed securities with limited marketability for purposes of liquidity.

Internal sources of operational liquidity used by the Bank are cash, various short-term investments, mortgage-backed securities and loans and investments classified as available-for-sale. Additionally, we may borrow funds from commercial banks or from the FHLB of Atlanta or the Federal Reserve Bank “discount window” after exhausting FHLB sources. We also have utilized short term borrowings in the form of reverse repurchase agreements from a commercial bank to meet short-term liquidity needs.  At December 31, 2009, we had approximately $32.7 million of availability on our FHLB line, $5.0 million of availability on our unsecured line of credit with correspondent banks, and $14.0 million of availability on our secured line of credits with correspondent banks.

Qualified Thrift Lender Test.  The Bank must either qualify as a domestic building and loan association under the Internal Revenue Code, or maintain an appropriate level of certain investments, called “Qualified Thrift Investments” (“QTIs”), to remain as a “Qualified Thrift Lender” (“QTL”). QTIs must represent 65% or more of portfolio assets on a monthly average basis during 9 out of every 12 months on a continuous basis. Failure by the Bank to maintain its status as a QTL will result in the following restrictions on operations: (i) we would not be able to engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment was permissible for both national banks and thrift institutions; (ii) the branching powers of the Bank would be restricted to those of a national bank; and (iii) payment of dividends by WSB would be subject to the rules regarding payment of dividends by a national bank. Additional restrictions would apply three years after we ceased to be a QTL, including requirements to dispose of certain assets not permissible for national banks and to cease engaging in activities not permissible for national banks. A thrift institution that fails to maintain its QTL status will be permitted to re-qualify once, and if it fails the QTL test a second time, it will become immediately subject to all restrictions described above as if all time periods prior to such restrictions becoming effective had expired.  At December 31, 2009, our QTL ratio was 81%, which exceeded the requirement.

Capital Standards.  We are subject to capital standards imposed by the OTS. These standards call for a minimum “leverage ratio” of core capital to adjusted total assets of 4% (3% for savings institutions receiving the highest composite CAMELS rating for safety and soundness), a minimum ratio of tangible capital to adjusted total assets of 1.5%, and a minimum ratio of risk-based capital to risk-weighted assets of 8%. The regulations define both core capital and tangible capital as including common stock (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority equity interests in consolidated subsidiaries, and certain non-withdrawable accounts, less intangible assets and certain servicing assets, interest-only strips receivable and investments in subsidiaries. Core capital also includes certain unamortized goodwill and purchased mortgage servicing rights. In addition, purchased credit card relationships may be included among core capital up to an amount equal to the lesser of 90% of the fair market value, or 100% of remaining unamortized book value. At December 31, 2009, the Bank’s ratios exceeded all regulatory capital requirements for well capitalized institutions. See Note 12 of Notes to Consolidated Financial Statements.

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

Prompt Corrective Action.  The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. The federal banking agencies are required to take prompt corrective action with respect to insured institutions that fall below the adequately capitalized level. Any insured depository institution that falls below the adequately capitalized level must submit a capital restoration plan, and, if its capital levels further decline or do not increase, will face increased scrutiny and more stringent supervisory action. As of December 31, 2009, we were deemed to be well capitalized.

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

Deposit Insurance.  The Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC.  Substantially all of our deposits are insured by the FDIC.  The FDIC has temporarily raised its coverage amounts through December 31, 2013 from $100,000 to $250,000 per insured depositor (as defined by law and regulation).  On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except for individual retirement accounts, which will remain at $250,000 per depositor.

Deposit Insurance Assessments.

Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor, as indicated in the preceding paragraph. To maintain the DIF, member institutions are assessed deposit insurance premiums based on their current condition and the nature of their activities, and the revenue needs of the DIF, as determined by the FDIC.  For institutions that do not have long-term public debt rating, the risk assessment is based on certain measurements of its financial condition and its supervisory ratings.

Recent failures have resulted in a decline in the reserve ratio to below 1.15%. Under the Act the FDIC is required to establish and implement a restoration plan to restore the reserve ratio to 1.15% within five years of the establishment of the plan. The FDIC adopted a final rule effective January 1, 2009, raising current rates uniformly by 7 basis points per $100 of domestic deposits for the first quarter of 2009 only. Rates for the first quarter 2009 ranged from a minimum of 12 basis points per $100 of deposits for well-managed, well-capitalized banks with the highest credit ratings, to 50 basis points for institutions posing the most risk to the DIF. Effective April 1, 2009, the FDIC adopted a final rule modifying the risk-based assessment system, which set initial base assessment rates that range from a minimum initial assessment rate of 12 basis points per $100 of deposits to a maximum of 45 basis points per $100 of deposits. Risk-based adjustments to the initial assessment rate may lower or raise a depository institution’s rate to 7 basis points per $100 of deposits for well-managed, well-capitalized banks with the highest credit ratings to 77.5 basis points for institutions posing the most risk to the DIF.

In addition to the increase in deposit insurance premiums, on May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s insurance assets minus Tier 1 capital (core capital) as of June 30, 2009, not to exceed 10 basis points of the institution’s domestic deposits.  This special assessment was collected on September 30, 2009.

On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay slightly over three years of estimated insurance assessments.  The pre-payment allowed the FDIC to strengthen the cash position of the DIF immediately without impacting earnings of the industry.  We paid the prepaid assessments, along with our regular third quarter assessment, on December 30, 2009.

All FDIC-insured depository institutions must also pay an annual assessment to interest payments on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.10 to 1.14 basis points per $100 of assessable deposits in 2009.

Additionally, under the FDIC’s Temporary Liquidity Guarantee Program (“TLPG”), in 2009 participating depository institutions will pay a premium of 10 basis points per $100 to fully insure noninterest-bearing transaction accounts. The unlimited coverage applies to all personal and business checking and deposit accounts that do not earn interest.  A 10-basis point surcharge was added to a participating institution’s current insurance assessment through December 31, 2009.  However, the FDIC extended the TLPG program through June 30, 2010 and increased the deposit insurance surcharge from 10 to 27 basis points. We have elected to participate in the TLPG program.

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

Federal Reserve System.  Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain non-interest-bearing reserves at the Federal Reserve Bank or in a pass-through account at a correspondent institution, calculated daily, equal to 3% on its “low reserve tranche” currently the first $55.2 million of transaction accounts (less a $10.7 million exclusion), up from $44.4 million of transactions accounts (less a $10.3 million exclusion) for 2009. The reserves requirement for transaction account deposits in excess of the low reserve tranche may be adjusted by the Federal Reserve Board to a level between 0 and 14%. We have consistently met the reserve requirements.

The Federal Reserve Board, through its “discount window,” provides credit to help depository institutions meet temporary liquidity needs. The Federal Reserve Board extends credit, for very short terms generally at approximately one percentage point above the target federal funds rate, as a backup facility for financial institutions that are in generally sound financial condition. A secondary credit program is available for depository institutions that do not qualify for primary credit, at a higher interest rate level.  On March 16, 2008, the Federal Reserve Board temporarily changed its discount window policy to narrow the spread between the discount rate and the federal funds rate to 25 basis points and to allow such financing to remain in place for up to 90 days, renewable by the borrower.  These changes were made to restore market liquidity and will remain in place until the Federal Reserve Board determines that market liquidity has improved materially. In an effort to return its lending facilities to more normalized levels, the Federal Reserve Board raised its discount rate from 50 basis points to 75 basis points on February 18, 2010, which increased the spread between the discount rate and federal funds rate to 50 basis points.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional Federal Home Loan Banks.  FHLB banks provide a central credit facility primarily for member institutions. At December 31, 2009 and 2008, we had advances of $99.0 million and $117.1 million, respectively, from the FHLB of Atlanta. The FHLB borrowings are collateralized by a blanket collateral loan agreement under which we must maintain minimum eligible collateral for the outstanding advances.

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

We were compliant with this requirement with an investment in FHLB of Atlanta stock at December 31, 2009 of $5.9 million.

Safety and Soundness Standards.  We are subject to certain standards designed to maintain the safety and soundness of individual banks and the banking system.  The OTS has prescribed safety and soundness guidelines relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth, concentration, and quality; (vi) earnings; and (vii) compensation and benefit standards for officers, directors, employees and principal stockholders.  A savings institution not meeting one or more of the safety and soundness guidelines may be required to file a compliance plan with the OTS.

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

Loans-to-One-Borrower Limitations.  Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2009, we were in compliance with loans-to-one-borrower limitations.

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

There has been significant disruption and volatility in the financial and capital markets since 2007.  The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure.  Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.  Further, because a significant portion of our loan portfolio is comprised of real estate related loans, continued decreases in real estate values could adversely affect the value of property used as collateral for loans in our portfolio.

As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, we have recently experienced increased losses in our loan portfolio, largely related to the dramatic declines in the housing and financial and capital markets over the past three years, with falling home prices, increasing foreclosures and higher unemployment.  For the year ended December 31, 2009, we had $6.2 million in net loan charge-offs, or 2.5% of total loans held for investment.  The loan loss provision for the Bank was $9.5 million for the year ended December 31, 2009, compared to a provision of $2.2 million for the year ended December 31, 2008.  Impaired loans, which includes loans that are 90 days past due, nonaccrual loans and troubled debt restructurings (TDR) renegotiated loans, were $30.1 million or 12.1% of loans held for investment at December 31, 2009 and $18.3 million or 7.58% of loans held for investment at December 31, 2008.  Impaired loans at December 31, 2009 consisted of approximately $27.0 million in non-accrual loans and approximately $3.1 million restructured loans.  All of the non-performing loans were non-accrual at December 31, 2008.  Although there have been some indications of improvement in the economy, it remains unclear when economic conditions will improve to the extent that will impact our borrowers’ ability to repay their loans, and therefore when these negative trends in our loan portfolio will reverse.  Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry.  As a result, our future earnings continue to be susceptible to further deteriorating economic conditions which may continue to negatively affect our revenues, net income and liquidity.

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

We further anticipate that additional laws and regulations may be enacted in response to the ongoing financial crisis that could have an impact on our operations.  Any changes in regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material adverse impact on our operations, and we cannot currently predict the impact of any such potential changes.  The cost of compliance with regulatory requirements could increase our costs, limit our ability to pursuant certain business opportunities, increase compliance challenges, and otherwise adversely affect our ability to operate profitably.  In addition, the burden imposed by these federal and state regulations may place banks in general, and the Bank specifically, at a competitive disadvantage compared to less regulated competitors.

Our focus on commercial and real estate loans may increase the risk of credit losses.

We offer a variety of loans including commercial business loans, commercial real estate loans, construction loans, home equity loans and consumer loans.  We secure many of our loans with real estate (both residential and commercial) in the Maryland suburbs of Washington, D.C.  While we believe our credit underwriting adequately considers the underlying collateral in the evaluation process, further weakness in the real estate market could adversely affect our customers, which in turn could adversely impact us.  Further, commercial lending, generally carries a higher degree of credit risk than do residential mortgage loans because of several factors including larger loan balances, dependence on the successful operation of a business or a project for repayment, or loan terms with a balloon payment rather than full amortization over the loan term.

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

Our success is largely dependent on the general economic conditions of our targeted market area of the Baltimore-Washington corridor. Broad geographic diversification is not currently part of our community bank focus.  As a result, if our market area continues to suffer an economic downturn, it may more severely affect our business and financial condition than it affects our larger bank competitors. Our larger competitors serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market area.  Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans. Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our securities.

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

We believe we have established an allowance for loan losses to prudently cover the eventuality of losses inherent in our loan portfolio. However, even under normal economic conditions we cannot predict loan losses with certainty.  The unprecedented volatility experienced in the financial and capital markets during the last two to three years makes this determination even more difficult as processes we use to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.  As a result, we cannot assure you that charge offs in future periods will not exceed the allowance for loan losses. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. An increase in our allowance for loan losses could reduce our earnings.

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

We face limits on our ability to lend.

We are limited in the amount we can loan to a single borrower by the amount of our capital.  Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower.  As of December 31, 2009, we were able to lend approximately $7.5 million to any one borrower.  This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us.  We try to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available.  We may not be able to attract or maintain customers seeking larger loans and we may not be able to sell participations in such loans on terms we consider favorable.

Our deposit insurance premiums have increased and could increase further in the future, which could have a material adverse impact on our future earnings and financial condition.

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank.  The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level.  The Bank’s FDIC insurance premiums increased substantially in 2009, and we expect to pay significantly higher premiums in the future. Current economic conditions have increased bank failures and additional failures are expected, all of which decrease the DIF.  In order to restore the DIF to its statutorily mandated minimum of 1.15 percent over a period of several years, the FDIC increased deposit insurance premium rates at the beginning of 2009 and imposed a special assessment on June 30, 2009. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level.  Any increase in our FDIC premiums, whether as a result of an increase in the risk category for the Bank or in the general assessment rates or as a result of special assessments, could have an adverse effect on the Bank’s profits and financial condition.

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

Severe weather and natural disasters, both of which may exacerbated by global climate change, acts of war or terrorism and other adverse external events cannot be predicted and could have a significant impact on our ability to conduct business. Such events could also affect the stability of our deposit base, impair the ability of our borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At December 31, 2009, we operated five savings branch locations in Bowie, Crofton, Millersville, Odenton, and Waldorf, Maryland.  Space for three of our branches, Millersville, Odenton and Waldorf, are under long-term leases with third parties.  Our corporate, administrative, and accounting offices are located in a five-story building in Bowie owned by WSB.  At December 31, 2009, 62% of the Bowie building’s residual space was tenant occupied. Also located in WSB’s corporate headquarters are our Commercial Lending Group, our Wholesale Mortgage Group and our Retail Mortgage Group.

Item 3.  Legal Proceedings

From time to time we may be involved in ordinary routine litigation incidental to our business.  At December 31, 2009, other than as discussed below, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results operations.

During 2003 we donated land we had foreclosed upon to the Maryland Environmental Trust and took a tax deduction for a conservation easement charitable donation.  We valued the donation at $2,008,000 based on an independent appraisal of the land, and the deduction netted us a tax benefit of $745,000. The Internal Revenue Service (“IRS”) disagreed that the conservation easement satisfied the statutory legal requirements under 26 U.S.C. §170(h) and, in the alternative, determined that the appraised value was too high.  On April 6, 2006, the IRS disallowed the deduction in its entirety and asserted substantial overvaluation penalties of $212,000 under 26 U.S.C. § 6662.   On May 8, 2006, we filed a timely Protest appealing the proposed adjustments and, when the IRS refused to agree with a valuation we would accept, we filed a Petition in the U.S. Tax Court challenging the determination.  We were scheduled to begin trial on this matter on February 1, 2010.  After exchanging expert reports and filing an extensive pretrial memorandum, the IRS conceded all of the legal issues in the case and agreed to a valuation of the easement in the amount of $1,300,000 (no penalties will be imposed).  We are waiting for the IRS to provide final Decision documents setting forth the amount of tax due.  Upon receipt, the proposed Decision will be signed and filed with the court.  As previously noted, we recorded a liability of approximately $405,574, as a result of this pending issue. Based on the preliminary information we received in connection with this matter, we believe this amount will cover any resulting liability.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

WSB’s common stock is traded on the NASDAQ Global Market under the symbol “WSB.”  The following table reflects the high and low closing sale prices for, as well as dividends declared during, the periods presented.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	Price per Share				Cash Dividends
	2009		2008		Paid per Share
Fiscal Period	High	Low	High	Low	2009	2008

1st Quarter	$3.75	$1.80	$6.08	$5.25	$0.04	$0.04
2nd Quarter	3.70	2.17	5.92	5.26	0.04	0.06
3rd Quarter	2.48	2.07	5.50	4.50	0.02	0.04
4th Quarter	3.09	2.15	4.95	2.65	0.02	0.04

As of March 17, 2010, WSB had 233 record holders of our common stock.

Cash dividends are subject to determination and declaration by the Board of Directors, which takes into account our financial condition, results of operations, tax considerations, industry standards, economic conditions, and other factors, including regulatory restrictions. Cash dividends are declared and paid in the same calendar quarter. For a discussion of the regulatory restrictions on the declaration and payment of dividends, see “Business—Supervision and Regulation—Restrictions on Capital Distributions.”  The Board of Directors had declared quarterly dividends effective with the first quarter of 2007.  Due to our losses during 2009, the continued economic uncertainty and after review of our capital management plan, including our dividend policy, however, the Board determined to suspend dividends for the foreseeable future beginning with the first quarter of 2010 in order to preserve funds to ensure the continuation of a strong balance sheet.  No assurance can be given that dividends will be declared in the future, or if declared, what the amount of dividends will be, or whether such dividends will continue. The Board will continue to review WSB’s dividend practice on a quarterly basis.

Unregistered Sales of Equity Securities and Use of Proceeds

In April 2008, the Board of Directors gave the authority to management to repurchase up to $1.0 million of the outstanding shares of the Company’s stock.  There is no stated expiration date for the plan.  We did not repurchase any of our securities during the year ending December 31, 2009.

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

During this period of economic slowdown, the effects of which, including declining real estate values resulting in asset impairment and tightening liquidity, has particularly impacted the banking industry in general, management continues to stress credit quality within both our loan and investment portfolios.  However, given the current state of the residential housing market as well as our previous reliance on residential construction and mortgage loans, we have been diversifying the loan portfolio.  Management continues efforts to broaden the Bank’s lending emphasis to include commercial real estate and commercial and industrial loans (more commonly referred to as business lending) as opposed to focusing primarily on residential lending. To expand its commercial customer deposit base, the Bank offers remote deposit capture services for commercial customers.  This service compliments the Bank’s PC Banking platform and provides us a commercially viable means to serve the depository needs of businesses beyond our branch network.  We believe that our continued efforts to expand our commercial base is important to ensure future profitability as commercial customers provide lower cost deposit funding, with commercial loan borrowings structures that re-price to interest rate changes under terms that are favorable to the Bank. Management believes that interest rates and general economic conditions nationally and in our market area are most likely to have a significant impact on our results of operations. We carefully evaluate all loan applications in an attempt to minimize our credit risk exposure by obtaining a thorough application with enhanced approval procedures; however, there is no assurance that this process can reduce lending risks.  Management reviews models and has established benchmark rates and assures that we remain within the limits.  If the limits exceed the established benchmark rate, management develops a plan to bring interest rate risk back within the limits.

Our management considers return on average assets and equity as a measure of our earnings performance. Return on average assets measures the ability to utilize our assets to generate income. However, current economic conditions such as unemployment or declining real estate values may have a significant impact on our ability to utilize those assets.  Return on average assets and equity was (1.26)% and (10.58)% and .05% and .39%, during the years ended December 31, 2009 and 2008, respectively.  Our dividend payout ratio was 16.48% and 579.22% for the years ending December 31, 2009 and 2008, respectively.  Our equity- to-asset ratio was 12.07% and 11.82% for the years ending December 31, 2009 and 2008, respectively.

We are continually seeking to increase our core deposits and advertise our lower-cost NOW accounts, no fee checking incentives, overdraft protection program and variable money fund savings account priced to current interest rates, as well as the advantages of customer access to ATM networks. During 2009, our interest rates on money fund and checking accounts were slightly higher than our competitors, but lower CD rates negatively affected renewals for CDs as management has focused on lowering deposit costs through lower CD rates and reduced brokered deposits.  Our money fund and checking accounts increased approximately $29.3 million and our CDs decreased $25.7 million during 2009, which increased our overall total deposits to $253.8 million at December 31, 2009, a 1.1% increase in total deposits as compared to $251.1 million at December 31, 2008. This resulted in a decrease of our interest expense on deposits by approximately $2.0 million for 2009 compared to 2008.

Both basic and diluted earnings per share amounts are shown on the Consolidated Statements of Earnings.  Per-share references in this report are to “basic earnings per share” unless otherwise stated.

Forward Looking Statements

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. The statements presented herein with respect to, among other things, our expectations regarding increasing our commercial loan portfolio, the impact of current and expected economic changes and conditions, the allowance for loan losses, settlement of loans committed to be purchased and the potential for losses in connection therewith, expected impact on expenses of recent staffing reductions, expected terms of loans, prepayments and re-financings, use of brokered deposits going forward, the Bank’s continuing to meet its capital requirements, future sources of liquidity, future profitability and the expected outcome of legal proceedings are forward-looking.

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

Allowance for Loan Losses. The allowance for loan and lease losses has two basic components: a general reserve reflecting historical losses by loan category, as adjusted by several factors, the effects of which are not reflected in historical loss ratios, and specific allowances for separately identified loans. Each of these components, and the systematic allowance methodology used to establish them, are described in detail in Note 1 of the Notes to the Consolidated Financial Statements included in this report.  The amount of the allowance is reviewed monthly by the Executive Committee of the board of directors and formally approved quarterly by the full Board of Directors.

The general reserve portion of the allowance that is based upon historical loss factors, as adjusted, establishes allowances for the major loan categories based upon adjusted historical loss experience over the prior eight quarters, weighted so that losses realized in the most recent quarters have the greatest effect. The use of these historical loss factors is intended to reduce the differences between estimated losses inherent in the loan and lease portfolio and actual losses. The factors used to adjust the historical loss ratios address changes in the risk characteristics of our loan and lease portfolio that are related to (1) trends in delinquencies and other non-performing loans, (2) changes in the risk level of the loan portfolio related to large loans, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in our credit administration and loan and lease portfolio management processes, and (7) quality of our credit risk identification processes. This component comprised 48.3% of the total allowance at December 31, 2009 and 83.2% at December 31, 2008.

The specific allowance is used primarily to establish allowances for risk-rated credits on an individual basis, primarily our impaired loans, and accounted for 51.7% of the total allowance at December 31, 2009 and 16.8% December 31, 2008. The actual occurrence and severity of losses involving risk-rated credits can differ substantially from estimates, and some risk-rated credits may not be identified.

Other-Than-Temporary Impairment of Securities. We review all investment securities with significant declines in fair value for potential other-than-temporary impairment on a periodic basis. We record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Generally changes in market interest rates that result in a decline in value of an investment security are considered to be temporary, since the value of such investment can recover in the foreseeable future as market interest rates return to their original levels.  However, such declines in value that are due to the underlying credit quality of the issuer or other adverse conditions that cannot be expected to improve in the foreseeable future, may be considered to be other than temporary. Management believes this is a critical accounting policy because this evaluation of the underlying credit or analysis of other conditions contributing to the decline in the value involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

Results of Operations

General.  Net loss for the year ended December 31, 2009 was $5.7 million, or $(0.73) per basic share, compared to net income of $236,000, or $0.03 per basic share, for the year ended December 31, 2008.

The decrease in net income for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was primarily the result of the Bank allocating $9.5 million to its allowance for loan losses during the year, primarily due to increased loan delinquencies and a decrease in the value of real estate collateral securing loans.  The decrease in net income was also impacted by a decrease of approximately $1.3 million in non-interest income. The decrease in non-interest income is primarily the result of the other-than-temporary impairment of $693,000 on one of our mortgage-backed securities and approximately $561,000 decrease on the gain on sale of MBS and investment securities.

In addition, net-interest income decreased $485,000 during 2009 due to a decrease in interest income that was not fully offset by a corresponding decrease in interest expense. This reflects an interest rate compression as the interest rate on our interest-earning assets decreased while the interest rate on our interest-bearing liabilities decreased during the period at a slower rate.

In the past, though less so recently, a significant factor affecting earnings has been gain on sale of loans.  Gain on sale of loans was $823,000 for the year ended December 31, 2009 compared to $660,000 for the year ended December 31, 2008, an increase of $163,000 or 25%.  The increase for 2009 is primarily the result of an increase in our loan originations sold in the secondary market.

Average Balances, Interest and Yields.  The following table sets forth, for the periods indicated, information regarding:  (i) the total dollar amounts of interest income from interest-earning assets and the resulting average yields; (ii) the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs; (iii) net interest income; (v) interest rate spread; (v) average interest-earning assets and the total yield earned on average interest-earning assets; (vi) average interest-bearing liabilities, the amount of interest paid on such liabilities and the average interest rate paid on interest-bearing liabilities; and (vii) the ratio of total interest-earning assets to total interest-bearing liabilities.  Average balances, yields, and costs are calculated on the basis of month-end averages (except deposits, which are on the basis of daily averages) for all periods through December 31, 2009.

Weighted average yields and costs at December 31, 2009 are also indicated.  Non-accrual loans are included in total loan balances, lowering the effective yield for the loan portfolio in the aggregate.

	Year Ended December 31,			Year Ended December 31,
	2009			2008
	Average Balance	Interest(1)	Yield/ Cost	Average Balance	Interest(1)	Yield/ Cost

Interest-earning assets:
Loans	$249,998	$15,725	6.29%	$234,066	$16,383	7.00%
Mortgage-backed securities	127,422	7,110	5.58	123,793	6,877	5.56

Investment securities (excluding MBS)	39,593	1,783	4.50	65,449	3,664	5.60
Other interest-earning assets	8,946	14	0.15	7,113	139	1.96
Total interest-earning assets (2)	$425,959	24,632	5.78%	$430,421	27,063	6.29%

Interest-bearing liabilities:
Deposits	254,338	7,722	3.04	257,510	9,756	3.79
Other borrowings	135,315	5,870	4.34	130,625	5,782	4.43

Total interest-bearing Liabilities (2)	$389,653	13,592	3.49%	$388,135	15,538	4.00%

Net interest income/interest rate spread (3)		$11,040	2.29%		$11,525	2.29%

Net yield on interest-earning assets (4)			2.59%			2.68%

Ratio of interest-earning assets to interest-bearing liabilities			109.32%			110.9%

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

	Years Ended December			Years Ended
	2009 v. 2008			December 31, 2008 v. July 31, 2007
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Rate/	Due to	Due to	Rate/
	Volume	Rate	Volume	Volume	Rate	Volume
	(dollars in thousands)
Interest Income:
Loans(1)	$1,115	$(1,773)	$(658)	$1,423	$(2,642)	$(1,219)
Mortgage-backed securities	201	32	233	4,117	(55)	4,062
Investment securities	(1,448)	(433)	(1,881)	(4,109)	264	(3,845)
Other interest-earning assets	36	(161)	(125)	115	(232)	(117)
Total interest income	(95)	(2,336)	(2,431)	1,546	(2,665)	(1,119)

Interest Expense:
Deposits	(120)	(1,914)	(2,034)	(1,442)	396	(1,046)
Other borrowings	208	(120)	88	3,067	(1,103)	1,964
Total interest expense	88	(2,034)	(1,946)	1,625	(707)	918

Decrease in net interest income	$(183)	$(302)	$(485)	$(79)	$(1,958)	$(2,037)

(1)             Includes approximately $152,000, $274,000 and $764,000 of loan fees earned for calendar 2009 and 2008 and fiscal 2007, respectively.

Net Interest Income. During 2009, net interest income before the provision for loan losses decreased $485,000, or 4.2%, to $11.0 million from $11.5 million for 2008.  The decrease is due to a $2.4 million decrease in interest income offset by a $1.9 million decrease in interest expense.

The decrease in interest income during 2009 is due primarily to a decrease in the average  rates paid on, and to a lesser extent in the average balance of, our interest-earning assets in 2009 as compared to the 2008 period.  For the year ended December 31, 2009, the average yield on our interest-earning assets decreased to 5.78% from 6.29% for the year ended December 31, 2008, while the average balance of our total interest-earning assets decreased to $426.0 million from $430.4 million for the year ended December 31, 2008.  This decrease is primarily the result of lower interest rates on our loan portfolio compared to the prior year.  The decrease in the average balance is primarily the result of a decrease in the available for sale investment portfolio, offsetting an increase in our held-for-investment loan portfolio.  The increase in the loan held-for-investment portfolio is primarily due to increased originations in our loans secured by other properties, which consists primarily of non-residential commercial real estate loans. The decrease in the available-for-sale investment securities is due to the fact that during 2008 we sold MBS and investment securities at a premium and then reinvested the proceeds, while during 2009 any MBS or investment securities that did not remain in our portfolio were called or matured at par.

Interest expense decreased during 2009 primarily as a result of a decrease in the average rate paid on our interest-bearing liabilities, primarily due to the reduction of interest rates on our CDs.  The average cost of interest-bearing liabilities decreased to 3.49% for the year ended December 31, 2009 from 4.00% for the year ended December 31, 2008.  In addition, the average balance of interest-bearing liabilities increased slightly to $389.7 million for the year ended December 31, 2009 as compared to $388.1 million for the year ended December 31, 2008, due to an increase in borrowings partially offset by a decrease in interest-bearing deposits. Average borrowings increased $4.7 million as the result of daily rate credits from the FHLB used throughout 2009 for monthly funding purposes, most of which was repaid within a 30 days of the borrowing date.  Daily rate credits are short-term borrowings that reprice daily based on current interest rates and are generally repaid within a few days.

For the year ending December 31, 2009, as compared to the year ending December 31, 2008, total deposits increased $2.7 million primarily due to an increase in our savings accounts offset by a decrease in time deposits.  The increase in savings account deposits is due to increased rates offered on these products compared to our competitors, which resulted in new customer deposits during the year. The decrease in time deposits was a result of runoff in our brokered deposits due to our not retaining new brokered deposits as existing ones matured.  At December 31, 2009 compared to December 31, 2008, our time deposits were $163.5 million and $189.3 million, respectively, and the corresponding interest expense on these deposits during 2009 and 2008 was approximately $6.7 million and $8.7 million, respectively.  This total at December 31, 2008, included 16 accounts totaling approximately $54.6 million of deposits received through brokers.  These funds were primarily used to fund loan originations and purchase investments.  These brokered accounts consist of individual accounts issued under master certificates in the broker’s name.  These types of accounts are covered by FDIC insurance.  We did not retain additional brokered deposits to replace all of the runoff during 2009 as we didn’t need to replenish the lost deposits at that time as a result of having access to other funding sources.  The interest rates on these brokered deposits are similar to our posted rates or less than the borrowed fund rates for similar terms.  As a result, we anticipate we will increase brokered deposits as a source of funding as needed in the future.

Allowance for Loan and REO Losses.  Our loan portfolio is subject to varying degrees of credit risk.  We seek to mitigate this risk through portfolio diversification and limiting exposure to any single customer or industry.  We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio.  The amount of the allowance is based on careful, continuous review and evaluation of the loan portfolio, along with monthly and quarterly assessments of the probable losses inherent in that portfolio. The amount of the allowance is reviewed monthly by the Loan Committee and reviewed and approved monthly by the Bank’s Board of Directors. The methodology for determining the appropriate amount of the allowance includes:  (1) a formula allowance reflecting historical losses by credit category, (2) the specific allowance for risk rated credits on an individual or portfolio basis, and (3) a non-specific allowance which considers risk factors not evaluated by the other two components of the methodology.   Additions to the allowance are made through periodic charges to income (provision for loan losses), and actual loan losses are charged against the allowance, while recoveries are added to the allowance.

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

The allowance is increased by provisions for loan losses, which are charged to expense.  Charge-offs of loan amounts determined by management to be uncollectible or impaired decrease the allowance, while recoveries of loans previously charged-off are added back to the allowance.  We make provisions for loan losses in amounts considered by management necessary to maintain the allowance at an appropriate level to cover its estimate of losses inherent and probable in the loan portfolio, as established by use of the allowance methodology.  Under the methodology, we consider trends in credit risk against broad categories of homogenous loans, as well as a loan by loan review of loans criticized or classified by the Company.  The provision for loan losses was $9.5 million in 2009 compared to $2.2 million in 2008.  Generally, the current economic environment has led to an increase in loan delinquencies and the decrease in valuation of real estate collateral used to secure some of our loans, thus resulting in a significant increase in the provision. Management identified the following, occurring during 2009, as specific reasons for the increase in the allowance during 2009:

•                  We experienced defaults in 1-4 family residential loans of approximately $823,000 compared to $492,000 of such defaults in 2008.

•                  We experienced defaults in lot loans and land acquisition loans of approximately $1.1 million compared to $531,000 of such defaults in 2008.

•                  We experienced defaults in construction residential loans of approximately $1.5 million compared to $333,000 during 2008.

•                  We experienced defaults in commercial loans of approximately $3.2 million compared to $146,000 during 2008.

•                  As a result of an analysis of the current portfolio, we recognized an increase of the loss allocation percentages to our internally classified loans which consist of special mention, substandard, doubtful and loss.

We are intent on maintaining a strong credit review system and risk rating process. Management believes its evaluation as to the adequacy of the allowance as of December 31, 2009 is appropriate, however, provisions for 2009 are not necessarily indicative of future provisioning.  Subjective judgment is significant in the determination of the provision and allowance for loan losses, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans.  A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and/or charge-off is normal and to be expected.  Future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, which may result from changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio and the allowance.  Such review may result in additional provisions based upon the agencies’ judgments of information available at the time of each examination.

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

The $8.3 million loans held-for-sale portfolio has already been committed to be purchased by investors and is normally settled within 30 days.  As of March 15, 2010, the entire $8.3 million that was outstanding had been purchased by committed investors.  Analysis of our history of sold loans indicates that minimal credit losses have been realized after the sale of loans, and therefore management does not consider these loans in determining the amount of the allowance.

As of December 31, 2009, the allowance increased by $3.2 million, or 65%, to $8.2 million or 3.28% of the loan portfolio from $5.0 million or 2.06% of the loan portfolio at December 31, 2008.  Most of the change in allowance position was due a noticeable increase in the charge-offs experienced in the loan portfolio, which impacted management’s analysis of the adequacy of the allowance for loan loss during the year ending December 31, 2009.  During the year ended December 31, 2009, charge-offs were approximately $6.6 million and approximately $330,000 was recorded as recoveries for a net charge-off of $6.2 million, compared to charge-offs of approximately $1.5 million and approximately $37,000 recorded as recoveries for a net charge-off of $1.5 million for the year ending December 31, 2008.

The following table sets forth certain information as to the allowance for loan losses:

	Year ended December 31,	Year ended December 31,
	2009	2008
	(dollars in thousands)

Average loans held for investment	$244,553	$228,497

Total gross loans outstanding-held for investment at year end	$249,236	$241,941

Allowance, beginning of year	$4,973	$4,217
Charge-offs
single family	(823)	(493)
construction	(1,475)	(333)
other	(4,274)	(685)
	(6,572)	(1,511)
Recoveries :
single family	7	10
construction	240	2
other	84	25
Net charge-offs	(6,241)	(1,474)
Provision for loan losses	9,450	2,230

Allowance, end of year	$8,182	$4,973

Allowance as a percentage of total gross loans-held for investment	3.28%	2.06%
Net charge-offs as a percentage of average loans	2.55%	0.65%

Our loans held-for-investment portfolio increased $7.3 million, or 3.0% as of December 31, 2009, compared to December 31, 2008.  Our average loans held-for-investment also increased by 7.0% for fiscal year 2009, compared to fiscal year 2008.  This increase is primarily the result of an increase in our commercial real estate mortgage loans secured by other properties.  Management continues with its diversification of WSB’s loan portfolio from residential lending into commercial real estate and business lending. However, these changes continue to be significantly hampered by the current economic slowdown.

The following table sets forth the allocation of the allowance for loan loss to each loan category as of December 31, 2009 and 2008.  The allowance established for each category is not necessarily indicative of future losses or charge offs for that category and does not restrict the use of the allowance to absorb losses in any category:

	December 31,		December 31,
	2009		2008
	Allowance Amount	Percentage of loans in each category to Total loans(1)	Allowance Amount	Percentage of loans in each category to Total loans(1)

Single family	$1,910	33.25%	$1,342	32.47%

Non-Residential	744	17.10%	163	3.94%

Commercial	5,183	40.90%	2,009	48.55%

Construction	116	2.93%	1,089	6.09%

Land and Development	222	5.63%	364	8.80%

Other	7	0.19%	6	0.15%

Total	$8,182	100.00%	$4,973	100.00%

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

	At December 31,	At December 31,
	2009	2008
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single family	$6,278	$3,651
Land	4,529	6,304
Construction	3,446	6,584

Non-mortgage loans:
Consumer	—	—
Commercial	11,655	1,129
Non-residential	1,046	659
Total non-accrual loans	26,954	18,327

Foreclosed real estate	5,653	5,446

Total non-performing assets	$32,607	$23,773

Total non-performing loans to total loans held-for-investment	10.80%	7.57%

Allowance for loan losses to total non-performing loans	30.36%	27.14%

Total non-performing loans to total assets	6.15%	4.03%

Total non-performing assets to total assets	7.45%	5.23%

Total non-accrual loans increased by 47.0% to $26.9 million at December 31, 2009, compared to $18.3 million at December 31, 2008.  This net increase is largely due to an increase in the number of and percentage of the loans in our commercial loan portfolio defaulting and the fact that such commercial loans are an increasing percentage of our loan portfolio.

We had no loans accruing more than four months past due as of December 31, 2009 or 2008.  These types of loans would have current payments, but the maturity dates would have expired and a request for an extension needs to be formally filed on their current contract to extend the maturity date to make the loan current.

The allowance for loan losses is approximately 30.4% of non-accrual loans as of December 31, 2009, versus 27.1% at December 31, 2008.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

The following table sets forth information as to loans defined as delinquent (three payments past due, less than the four months past due as presented on the previous schedule) on which we continued to accrue interest.

	At December 31,	At December 31,
	2009	2008
	(dollars in thousands)
Loans past due (three payments past due):
Mortgage loans:
Single family	$925	$2,271
Land	1,336	2,450
Construction	—	992

Non-mortgage loans:
Commercial	146	25

Total past due loans	$2,407	$5,738

We had no loans accruing that were more than three months past due as of December 31, 2009 or 2008.  These types of loans would have current payments, but the maturity dates would have expired and a request for an extension needs to be formally filed on their current contract to extend the maturity date to make the loan current.

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

For the year ending December 31, 2009, there was a $477,000 provision for REO losses compared to a $15,000 provision for REO losses for the year ended December 31, 2008.  This increase is primarily the result of a reduction of the values of our REO properties.  The provision for REO losses was expensed during the respective period for REO property with a fair value less than the original carrying value.  The value of REO property held due to foreclosures at December 31, 2009 and 2008 were $5.7 million and $5.4 million, respectively.  At December 31, 2009, REO properties consist of $1.4 million in residential construction loans, $3.5 million in lot loans, and $743,000 in 1 — 4 residential loans. Management is actively seeking buyers for these properties.

Non-Interest Income.  Total non-interest income for the year ending December 31, 2009 was $1.8 million compared to $3.2 million for the year ending December 31, 2008, a decrease of $1.3 million, or 42.5%.  Without giving effect to sale of MBS and investment securities during the respective fiscal periods, non-interest income would have been $1.8 million compared to $2.6 million for the years ending December 31, 2009 and 2008, respectively.

The decrease in non-interest income during 2009 is primarily attributable to an other than temporary impairment of $693,000 on one of our mortgage-backed securities, a decrease in the gain on the sale of MBS and investment securities available for sale of $561,000 and a decrease of approximately $99,000 on the gain on sale of real estate acquired in settlement of loans, which were offset in part by an increase of approximately $164,000 in gain on sale of loans.

The net other-than-temporary impairment losses of approximately $693,000 recognized in earnings during the year ended December 31, 2009, relate to credit losses. Credit losses reflect the difference between the present value of the cash flows expected to be collected and the amortized cost.  The credit loss was determined through an income approach using prepayment speeds, default rates and default percentages.

The gain on sale of MBS and investment securities classified as available for sale during 2009 was due to $5.0 million investment securities that was called during the year, resulting in a $23,000 pre-tax gain or approximately $14,000 after tax gain, compared to the sale of $5.9 million MBS and $56.7 million investment securities that were called during the year ending December 31, 2008, resulting in a $584,000 pre-tax gain or approximately $354,000 after tax gain. The investments were sold in 2008 in an effort to minimize reinvestment risk while improving portfolio yield. The funds were reinvested primarily in MBS which we have the ability to hold until maturity or sell to take advantage of favorable interest rate changes.

The $99,000 decrease on the gain on sale of real estate acquired in settlement of loans during 2009 is due to the gain on sale of 23 properties resulting in a net gain of $70,000 compared to a net gain of $170,000 on the sale of 15 properties during fiscal 2008.

Gain on sale of loans includes servicing release fees and discount points earned on loans sold.  The increase on the gain on sale of loans compared to the same period last year is primarily due to an overall higher premium and increased collection of up-front fees associated with those loans as well as lower costs associated with the origination of these loans. The costs associated with these loans decreased primarily as the result of reducing our expense for our loan origination departments.  Our ability to realize gains in future periods will depend largely on interest rates and the demand for mortgage loans.

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

Loan-related fees, which consist primarily of late fees, document preparation fees, tax service fees and construction inspection fees, decreased $63,000 during the year ended December 31, 2009, due primarily to the reduction of upfront loan fees.  Upfront loan fees decreased during 2009 despite an increase in the number of loans originated because interest rates were lower in 2009 than during 2008, resulting in fewer borrowers paying upfront “points” in order to secure a lower interest rate on their loans.  We originated approximately 395 loans that were sold in the secondary market totaling $106.9 million during fiscal 2009, compared to 346 loans totaling $84.4 million during fiscal 2008.

Other income includes primarily fees from our deposit-based operations. The $51,000 decrease in other income during 2009 is primarily the result of a reduction in miscellaneous and other fee income.

Non-Interest Expenses.  Non-interest expenses were $12.7 million and $12.6 million for the years ended December 31, 2009 and 2008, respectively.

The $78,000 increase in non-interest expenses during the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily due to increases of $462,000 in provisions for losses on real estate acquired in settlement of loans and $459,000 in deposit insurance premiums, partially offset by decreases of $509,000 in salaries and benefits and $134,000 in occupancy expense.  The increase in the provision for REO losses was due to REO properties with a fair value less than the original carrying value.  These increases are the result of obtaining updated appraisal and/or evaluations on the properties that have been classified as real estate owned, which resulted in additional write downs of certain properties as a result of continuing declines in real estate prices.  The increase in deposit insurance premiums is the result of a $202,000 special assessment imposed by the FDIC on all insured institutions as well as an overall FDIC increase.  The special assessment premium was based on each institution’s total assets minus its Tier 1 capital as reported on June 30, 2009.  The special assessment is not expected to be a regular and ongoing expense. However, on November 19, 2009, the FDIC issued a final ruling to require insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.  Depository institutions were required to prepay their assessments on December 30, 2009.  In 2008 we utilized credits from the Federal Deposit Insurance Reform Act of 2005 which were available to offset our deposit insurance assessments.  We fully utilized these credits in December 2008.

The decrease in salaries and benefits is the result of the reduced loan production on loans sold in the secondary market and the commissions associated with these loans.  During 2008 we closed our wholesale mortgage lending offices as well as all retail mortgage offices except for the Bowie office in response to the current economic slowdown in both our local markets and nationwide.  We have also reduced staff throughout various areas, primarily back-office functions.  These expense reductions are expected to continue to benefit us in the foreseeable future.

Occupancy expenses decreased in 2009 as a result of branch closings during 2008.

Income Taxes.  Although we generally provide for income taxes at substantially equivalent statutory rates, the tax effects of certain operations have caused variances in our overall effective tax rates from year to year.  As a result, a tax benefit of $3.6 million was recognized for the year ended December 31, 2009 compared to a tax benefit of $413,000 for the year ended December 31, 2008.  The tax benefit for 2009 was the result of a pre-tax loss of $9.3 million, the exclusion of income for the bank owned life insurance, and a tax benefit attributable to our investments portfolio of which a significant portion is not subject to Maryland state taxes.  The effective tax rates were (38.6)% and (233.1)% for years ended December 31, 2009 and 2008, respectively.

The determination of current and deferred income taxes is a critical accounting estimate which is based on complex analyses of many factors including interpretation of income tax laws, the evaluation of uncertain tax positions, differences between the tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversal of temporary differences and current financial accounting standards. Additionally, there can be no assurance that estimates and interpretations used in determining income tax liabilities may not be challenged by taxing authorities. Actual results could differ significantly from the estimates and tax law interpretations used in determining the current and deferred income tax liabilities.

In addition, under generally accepted accounting principles, deferred income tax assets and liabilities are recorded at the income tax rates expected to apply to taxable income in the periods in which the deferred income tax assets or liabilities are expected to be realized. If such rates change, deferred income tax assets and liabilities must be adjusted in the period of change through a charge or credit to the Consolidated Statements of Income. Also, if current period income tax rates change, the impact on the annual effective income tax rate is applied year-to-date in the period of enactment.

Financial Condition and Liquidity.

General.

Total assets were $438.0 million at December 31, 2009 as compared to $454.5 million at December 31, 2008.  The $16.6 million, or 3.7%, decrease in assets at December 31, 2009 was principally attributable to a decrease of $17.2 million in investment securities available-for-sale and $12.7 million in MBS, offsetting an increase of $7.3 million in loans held-for-investment and $5.0 million in cash and cash equivalents.  As our short term investment securities were called, we reduced our FHLB borrowings and reinvested into highly-rated mortgage-backed securities improving our portfolio yield.  The increase in loans-held-for investment is primarily due to an increase in our commercial and commercial real estate lending portfolio, which includes mortgage loans secured by other properties.

Liabilities decreased by $15.8 million, or 3.9%, to $385.1 million at December 31, 2009 as compared to $400.8 million at December 31, 2008, as a result of a decrease of $18.1 million in FHLB advances and $416,000 in other liabilities offsetting an increase of $2.7 million in our total deposits. The increase in deposits is the result increased savings and NOW accounts offsetting the decrease to our time deposits.  Management directed its focus to increase its core savings and NOW accounts by increasing the rates we offer on these products so that our rate is higher than the rate offered by our competitors as well as decreasing our brokered deposits to approximately $54.6 million at December 31, 2009 compared to $64.9 at December 31, 2008.  Previously, we had generally sought to lengthen our deposit maturities and decrease the effect of short-term interest rate swings through the pricing of our CDs.

Liquidity.  We must meet requirements for liquid assets and for liquidity described in “Part I, Item 1, Business—Supervision and Regulation—Liquidity Requirements.”  As of December 31, 2009, the Bank had $9.1 million of cash and cash equivalents.  Further, the Company had $51.6 million of unpledged investment securities. However, the unpledged securities consist of approximately $29.9 million private label MBS with limited marketability for purposes of liquidity.  At December 31, 2009, we had approximately $32.7 million of availability on our FHLB line, $5.0 million of availability on our unsecured line of credit with correspondent banks, and $14.0 million of availability on our secured line of credits with correspondent banks.

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

Credit Commitments. The following table lists our credit commitments as of December 31, 2009.  Off-balance sheet financial instruments include commitments to extend credit, standby letters of credit, operating lease obligations and financial guarantees. See Note 15 in our notes to consolidated financial statements contained elsewhere in this report for a complete description of off-balance sheet financial instruments.

Year ended
December 31, 2009
(dollars in thousands)

Commitments to extend credit	$3,583
Stand by letters of credit	710
Unused lines of credit	26,646

Total	$30,939

Capital.  Current statutory provisions and OTS regulations establish standards for capital, require subsidiaries of a federally-chartered thrift institution to be separately capitalized, and require investments in and extension of credit to any subsidiary engaged in activities not permissible for a national bank to be deducted in the computation of an institution’s regulatory capital. The Bank’s regulatory risk-based capital reflects an increase of $2.6 million, while its regulatory assets reflect an increase of $4.4 million, both of which represent unrealized losses (after-tax for capital deductions and pre-tax for asset deductions, respectively) on MBS and investment securities classified as available-for-sale. See  “Part I, Item 1, Business- Supervision and Regulation”, “Part I, Item 1, Business—Subsidiaries” and Note 12 of Notes to Consolidated Financial Statements contained in “Part II, Item 8” of this report.  The minimum regulatory capital and ratios required, the Bank’s actual regulatory capital and ratios, and the amount by which the Bank’s ratios exceed the minimum regulatory requirements, as of December 31, 2009, are as follows:

Capital Category	Regulatory Ratios Required	Bank’s Ratios	Bank’s Excess of Requirements	Calculations Based Upon

Leverage	$17,383,614	$46,742,817	$29,359,203	$46,742,817	Regulatory Capital
	4.00%	10.76%	6.76%	$434,590,347	Regulatory Assets

Tangible	$6,518,855	$46,742,817	$40,223,962	$46,742,817	Regulatory Capital
	1.50%	10.76%	9.26%	$434,590,347	Regulatory Assets

Risk-Based	$22,052,741	$46,701,267	$24,648,526	$46,701,267	Regulatory Capital
	8.00%	16.94%	8.94%	$275,659,263	Risk-Weighted Assets

Our management believes that, under current regulations, and eliminating the assets of WSB Holdings, Inc., the Bank remains well capitalized and will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond the control of the Bank, such as a shift in interest rates or a further downturn in the economy in areas where we extend credit, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

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

Unlike those of many industries, most of the assets and liabilities of financial institutions such as this Company are monetary in nature.  Monetary items, which are those assets and liabilities that are convertible into a fixed number of dollars regardless of changes in prices, include cash, investments, loans and other receivables, savings accounts, short-term and long-term debt and, as in our case, most of its other liabilities.  Virtually all of our assets and liabilities are monetary in nature.  Inflation has had an immaterial effect on our operations in the two most recent fiscal years.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of WSB Holdings, Inc. (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009, is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that 1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material affect on the Company’s financial statements are prevented or timely detected.

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

[Stegman & Company Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

WSB Holdings, Inc.

Bowie, Maryland

We have audited the accompanying consolidated statements of financial condition of WSB Holdings, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009. The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company
Baltimore, Maryland
March 24, 2010

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2008

	December 31,	December 31,
	2009	2008
ASSETS

CASH AND CASH EQUIVALENTS:
Cash	$660,334	$1,560,435
Federal funds sold	8,408,530	2,490,177

Total cash and cash equivalents	9,068,864	4,050,612

LOANS RECEIVABLE:
Held for investment	249,236,225	241,940,594
less: allowance for loan losses	(8,181,687)	(4,973,439)

Loans receivable held-for-investment - net	241,054,538	236,967,155
Held for sale	8,303,880	5,786,575

Total loans receivable - net	249,358,418	242,753,730

Mortgage-backed securities - available for sale at fair value	101,728,191	109,161,408
Mortgage-backed securities - held to maturity	3,680,814	8,970,687
Investment securities - available for sale at fair value	31,052,804	48,240,101
Investment in Federal Home Loan Bank Stock, at cost	5,910,500	6,085,700
Accrued interest receivable on loans	1,274,608	1,463,957
Accrued interest receivable on investments	736,281	861,052
Income taxes receivable	676,090	292,584
Real estate acquired in settlement of loans	5,653,114	5,446,155
Bank Owned Life Insurance	11,435,003	10,939,419
Premises and equipment - net	5,167,911	5,643,577
Deferred tax asset	8,853,252	9,364,163
Other assets	3,358,281	1,269,145

TOTAL ASSETS	$437,954,131	$454,542,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest bearing	$9,633,496	$4,985,495
Interest-bearing	244,187,986	246,169,413

Total Deposits	253,821,482	251,154,908

Federal Home Loan Bank borrowings	99,000,000	117,100,000
Other Borrowings	30,000,000	30,000,000
Advances from borrowers for taxes and insurance	471,863	376,834
Accounts payable, accrued expenses and other liabilities	1,804,069	2,220,323

Total Liabilities	385,097,414	400,852,065

STOCKHOLDERS’ EQUITY :
Preferred stock, no stated par value; 10,000,000 shared authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value. 7,855,732 and 7,821,232 shares issued and outstanding	785	782
Additional paid-in capital	10,717,631	10,629,489
Retained earnings - substantially restricted	44,854,805	51,513,227
Accumulated other comprehensive loss	(2,716,504)	(8,453,273)

Total stockholders’ equity	52,856,717	53,690,225

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$437,954,131	$454,542,290

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009	Year Ended December 31, 2008
INTEREST INCOME:
Interest and fees on loans	$15,725,170	$16,383,085
Interest on mortgage-backed securities	7,110,319	6,877,404
Interest and dividends on investments	1,796,622	3,803,038

Total interest income	24,632,111	27,063,527

INTEREST EXPENSE:
Interest on deposits	7,721,761	9,756,267
Interest on other borrowings	5,869,649	5,781,596

Total interest expense	13,591,410	15,537,863

NET INTEREST INCOME	11,040,701	11,525,664
Provision for loan losses	9,450,000	2,230,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,590,701	9,295,664

NON-INTEREST INCOME:
Loan-related fees	409,143	471,765
Gain on sale of loans	823,092	659,507
Gain on sale of mortgage-backed securities - available-for-sale	—	123,943
Gain on sale of investment securities - available-for-sale	23,344	460,480
Other than temporary impairment loss	(692,799)	—
Loss on disposal of premises and equipment	(12,938)	(1,504)
Rental income	405,741	409,577
Gain on sale of real estate acquired in settlement of loans	70,448	169,905
Service charges on deposits	147,105	158,772
Net gain on sale of building lots and homes	—	43,052
Bank Owned Life Insurance	495,584	466,275
Other income	150,010	201,224

Total non-interest income	1,818,730	3,162,996

NON-INTEREST EXPENSES:
Salaries and benefits	5,711,519	6,220,896
Occupancy expense	708,446	842,768
Deposit insurance premiums and assessments	620,199	161,362
Depreciation	652,241	735,617
Advertising	276,799	257,624
Service bureau charges	563,677	557,599
Service charges from banks	32,359	48,869
Service contracts	297,966	264,611
Stationery, printing & supplies	154,129	182,502
Foreclosure costs	697,821	610,209
Professional services	691,987	647,405
Other taxes	271,421	204,661
Provisions for losses on real estate acquired in settlement of loans	477,201	15,000
Other expenses	1,558,485	1,886,638

Total non-interest expenses	12,714,250	12,635,761

LOSS BEFORE INCOME TAXES	(9,304,819)	(177,101)

INCOME TAX BENEFIT	(3,588,366)	(412,737)

NET (LOSS) INCOME	$(5,716,453)	$235,636

BASIC (LOSS) EARNINGS PER COMMON SHARE	$(0.73)	$0.03

DILUTED (LOSS) EARNINGS PER COMMON SHARE	$(0.73)	$0.03

AVERAGE COMMON SHARES OUTSTANDING	7,849,105	7,585,155

AVERAGE DILUTED COMMON SHARES	7,849,105	7,910,908

CASH DIVIDENDS PAID PER COMMON SHARE	$0.12	$0.18

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(Loss)	Equity

BALANCES, JANUARY 1, 2008	$760	$10,267,198	$52,642,425	$1,000,176	$63,910,559

Exercise of Stock Options	30	726,087	—	—	726,117

Repurchase of stock	(8)	(405,803)			(405,811)

Stock-based Compensation	—	7,033			7,033

Tax effect of Stock Options Exercised	—	34,975	—	—	34,975

Comprehensive Income:

Net income	—	—	235,636	—	235,636

Other comprehensive income
Reclassification adjustment for gains, net of taxes of $230,496	—	—	—	353,927	353,927

Net changes in unrealized appreciation on available for sale securities	—	—	—	(9,807,376)	(9,807,376)

Total comprehensive loss					(9,217,813)

Cash dividend paid (0.18 per common share)	—	—	(1,364,834)	—	(1,364,834)

BALANCES, DECEMBER 31, 2008	782	10,629,489	51,513,227	(8,453,273)	53,690,225

Exercise of Stock Options	3	77,366	—	—	77,369

Stock-based Compensation	—	2,344			2,344

Tax effect of Stock Options Exercised	—	8,432	—	—	8,432

Comprehensive Income:

Net loss	—	—	(5,716,453)	—	(5,716,453)

Other comprehensive income
Reclassification adjustment for gains, net of taxes of $9,207	—	—	—	14,137	14,137

Reclassification adjustment for other than temporary impairment charge net of taxes of ($273,240)				(419,559)	(419,559)

Net changes in unrealized appreciation on available for sale securities	—	—	—	6,142,191	6,142,191

Total comprehensive income					20,316

Cash dividend paid (0.12 per common share)	—	—	(941,969)	—	(941,969)

BALANCES, DECEMBER 31, 2009	$785	$10,717,631	$44,854,805	$(2,716,504)	$52,856,717

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(5,716,453)	$235,636
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Provision for loan losses	9,450,000	2,230,000
Stock-based compensation	2,344	7,033
Provision for losses on real estate acquired in settlement of loans	477,201	15,000
Depreciation	652,241	735,617
Loss on other than temporary impairment charge	692,799	—
Loss on disposal on premises and equipment	12,938	1,504
Accretion of (discounts)/premiums on investment securities	3,830	(477,652)
Gain on sale of investment securities- available for sale	(23,344)	(460,480)
Gain on sale of mortgage-backed securities- available for sale	—	(123,943)
Gain on sale of other real estate owned	(70,448)	(169,905)
Gain on sale of loans	(823,092)	(659,507)
Gain on sale of building lots and homes	—	(43,052)
Loans originated for sale	(114,884,631)	(89,130,849)
Proceeds from sale of loans originated for sale	113,190,417	91,652,614
Increase in cash surrender value of bank owned life insurance	(495,584)	(466,275)
(Increase) decrease in other assets	(2,089,136)	748,188
Decrease in accrued interest receivable	314,121	93,943
Change in Deferred income taxes	(3,225,221)	(542,035)
Change in federal income taxes receivable	(357,074)	222,766
Excess tax benefits from stock-based compensation	(8,432)	(34,975)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(416,255)	486,105
Decrease in accrued interest payable	(46,534)	(7,728)
Increase (decrease) in net deferred loan fees	40,326	(6,585)

Net cash (used in) provided by operating activities	(3,319,987)	4,305,420

INVESTING ACTIVITIES:

Net increase in loans receivable- held for investment	(19,142,375)	(22,813,924)
Purchase of mortgage-backed securities - available for sale	(25,576,394)	(66,874,798)
Purchase of mortgage-backed securities - held to maturity	—	(9,134,208)
Purchase of investment securities - available for sale	(5,228,809)	(18,060,000)
Proceeds from sales, calls, and maturities of mortgage-backed securities	46,764,453	36,789,199
Proceeds from sales, calls and maturities of investment securities-available for sale	22,750,755	65,178,954
Redemption (purchase) of Federal Home Loan Bank Stock	175,200	(1,090,800)
Proceeds from sale of premises and equipment	—	13,000
Purchase of premises and equipment	(189,513)	(456,888)
Sale of land held for development	—	43,052
Development of real estate acquired in settlement of loans	(240,470)	(45,875)
Proceeds from sale of real estate acquired in settlement of loans	5,191,423	2,773,102

Net cash provided by (used in) investing activities	24,504,270	(13,679,186)

FINANCING ACTIVITIES:

Net increase in demand deposits, NOW accounts and savings accounts	28,462,196	11,017,549
Proceeds from issuance of certificates of deposit	92,395,305	15,581,442
Payments for maturing certificates of deposit	(118,144,393)	(50,009,766)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	95,029	(41,097)
Cash dividend paid	(941,969)	(1,364,834)
(Decrease) increase in FHLB Advances	(18,100,000)	24,300,000
Decrease in short term borrowings	—	10,000,000
Proceeds from exercise of stock options	77,369	726,117
Repurchase of stock	—	(405,811)
Excess tax benefits from stock-based compensation	8,432	34,975

Net cash (used in) provided by financing activities	(16,148,031)	9,838,575

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,036,252	464,809

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,050,612	3,585,803

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,086,864	$4,050,612

CASH PAID DURING THE PERIOD FOR:

Income taxes	$—	$316,000

Interest	$13,645,905	$15,531,508

Non-cash transactions:
Real estate acquired in settlement of loans	$5,564,665	$7,000,349

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 and DECEMBER 31, 2008

1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include WSB Holdings, Inc. (“WSB” or “we”) and its wholly owned subsidiaries, The Washington Savings Bank FSB (“the Bank”), WSB, Inc. and WSB Investments, Inc. (collectively referred to herein, as the “Company”).  All significant intercompany balances and transactions between entities have been eliminated.

Nature of Operations — We are primarily engaged in the business of obtaining funds in the form of savings deposits and investing such funds in mortgage loans on residential, construction, and commercial real estate, and various types of consumer and other loans, mortgage-backed securities, and investment and money market securities.  We grant loans throughout the Washington DC, Baltimore, Northern Virginia and surrounding metropolitan areas.  Borrowers’ ability to repay is dependent upon the economy of these respective areas. WSB, Inc. is primarily engaged in the business of developing single family residential lots. WSB Investments, Inc. was primarily engaged in maintaining and managing an investment portfolio. Due the inactivity of WSB Investments, Inc., the subsidiary was closed and all assets were transferred to the Bank effective December 31, 2009.  WSB Realty, LLC is primarily engaged to take assignment of the right to acquire title to certain properties purchased at foreclosure sales.  Management is authorized to take usual and customary activities toward the acquisition, rehabilitation, sale, rental and disposition of these properties.

Management Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate held for development, and the valuation of real estate acquired in settlement of loans.

Cash and Cash Equivalents - Cash and cash equivalents include demand deposits at other financial institutions, interest bearing deposits at other financial institutions and federal funds sold.  All cash equivalents have original maturities of three months or less.

Investment Securities and Mortgage-Backed Securities - Investment Securities and Mortgage-Backed Securities are required to be segregated into the following three categories:  trading, held-to-maturity, and available-for-sale.  Trading securities are purchased and held principally for the purpose of reselling them within a short period of time with unrealized gains and losses included in earnings.  Debt securities classified as held-to-maturity are accounted for at amortized cost and require the Company to have both the positive intent and ability to hold those securities to maturity.  Securities not classified as either trading or held-to-maturity are considered to be available-for-sale.  The premium or discount associated with these securities are amortized on a level yield to the full term of the securities. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported, net of income taxes, as other comprehensive income, a separate component of stockholders’ equity, until realized. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) the structure of the security. An impairment loss is recognized in earnings only when: (1) we intend to sell the debt security;  (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) we do not expect to recover the entire amortized cost basis of the security. In situations where we intend to sell or when it is more likely than not that we will be required to sell the security, the entire impairment loss must be recognized in earnings. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in stockholders’ equity as a component of other comprehensive income, net of deferred taxes. Credit loss is determined by calculating the present value of future cash flows of the security compared to the amortized cost of the security. Realized gains or losses on the sale of investment and mortgage-backed securities are reported in earnings and determined using the amortized cost of the specific security sold.

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

Loan Origination Fees, Discounts, and Premiums on Loans - Loan origination fees and direct loan origination costs are deferred and recognized as an adjustment to yield over the lives of the related loans utilizing the interest method. The amortization of such deferred fees and costs is adjusted for the prepayment experience on a loan-by-loan basis.  Commitment fees to originate or purchase loans are deferred, and if the commitment is exercised, they are recognized over the life of the loan as an adjustment of yield.  If the commitment expires unexercised, commitment fees are recognized in income upon expiration of the commitment.

Loans Receivable - We originate mortgage, commercial and consumer loans for portfolio investment and mortgage loans for sale in the secondary market.  During the period of origination, mortgage loans are designated as either held-for-sale or held-for-investment purposes.  Mortgage loans held-for-sale are carried at the lower of cost or fair value, determined on an individual loan basis. There was no valuation allowance required as of December 31, 2009 or December 31, 2008 on loans held-for-sale. The basis of loans sold include any deferred loan fees and costs. Loans held-for-investment are stated at their principal balance outstanding net of related deferred fees and cost. Transfers of loans held-for-investment to the held-for-sale portfolio are recorded at the lower of cost or market value on the transfer date with any reduction in a loan’s value reflected as a write-down of the recorded investment resulting in a new cost basis with a corresponding charge to the allowance for loan losses.

Income Recognition on Loans Receivable - Interest on loans receivable is credited to income as earned on the principal amount outstanding.  For those loans that are carried on non-accrual status, interest income is recognized on the cash basis or cost recovery method.  Loans are generally placed on non-accrual status when the collection of principal or interest is four payments or more past due, or earlier, if collection is deemed uncertain. Previously accrued but uncollected interest on these loans is charged against interest income. Loans may be reinstated to accrual status when such loans have been brought current, as to both principal and interest, and the borrower demonstrates the ability to pay and remain current.

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

The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans. Loss factors consider our historical loss experience in the various portfolio categories over the prior twelve months. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses.

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

Impairment of Loans - We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement.  A loan is tested for impairment once it becomes four payments past due. A loan is not considered impaired during a period of “insignificant delay” in payment if the ultimate collectability of all amounts due is expected.

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

Real Estate Acquired in Settlement of Loans - Real estate acquired in settlement of loans is carried at the lower of our recorded investment or fair value at the date of acquisition.  Write-downs to fair value at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs are included in non-interest expense. Costs relating to the development and improvement of a property are capitalized, whereas those relating to holding the property are charged to expense when incurred.  The real estate is carried at the lower of acquisition or fair value net of estimated costs to sell subsequent to acquisition.  Operating expenses of real estate owned are reflected in other non-interest expenses.

The amounts we could ultimately recover from real estate acquired in settlement of loans could differ materially from the amounts used in arriving at the net carrying value of the assets because of future market factors beyond our control or changes in our strategy for recovering its investment.

Premises and Equipment - Depreciation on buildings, furniture, and equipment is computed using the straight-line method over each asset’s estimated useful life.  Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life or the lease term.  Such estimated useful lives are as follows:

Buildings	39 years
Improvement to buildings	5-10 years
Leasehold improvements	5-10 years
Furniture, equipment	7 years
Computer equipment	4 years
Software	3 years
Automobiles	3 years

Mortgage Banking Activities — It is our current practice to sell mortgage loans without retaining loan servicing rights (commonly referred to as “servicing released”). We have not purchased mortgage loans with servicing rights subsequent to 1994.  Prior to 1995, we originated and sold some mortgage loans with servicing retained.  The accounting treatment in effect at that time prohibited the capitalization of mortgage rights on internally originated loans that were subsequently sold.  Accordingly, there are no capitalized mortgage servicing assets at December 31, 2009 and December 31, 2008.

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

A tax position is recognized in the financial statements only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

We recognize interest and penalties related to income tax matters in income tax expense.

Earnings Per Share - Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if options to issue common stock were exercised. Potentially dilutive common shares include incremental shares issuable upon exercise or outstanding stock options using the Treasury Stock Method.

Stock-Based Compensation - We have incentive compensation plans that permit the granting of incentive and non-qualified awards in the form of stock options.  Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of our common stock on the date the options are granted.  Options predominantly vest over a two year period from the date of grant, and expire not later than ten years from date of grant.

Stock-based compensation is measured based on the grant-date fair value of the awards and the costs are recognized over the period during which an employee is required to provide service in exchange for the award. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Reclassifications - Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2009 presentation.

New Accounting Pronouncements — On July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standards Board (FASB) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

During December 2007, FASB issued new accounting guidance for business combinations.  This guidance is for business combinations for which the acquisition date is on or after December 15, 2008.  The guidance requires business combinations to be accounted for using “acquisition accounting” which recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase, and requires the acquirer to recognize that excess as a gain attributable to the acquirer. The Company adopted this new guidance effective March 31, 2009, and adoption did not have a material impact on the Company’s consolidated financial statements.

During December 2007, the FASB issued accounting guidance for consolidations which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this guidance effective March 31, 2009, and adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

In April 2009, the FASB issued three related accounting pronouncements intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  These pronouncements include: (1) guidelines for making fair value measurements more consistent with the existing accounting principles when the volume and level of activity for the asset or liability have decrease significantly; (2) guidelines to enhance consistency in financial reporting by increasing the frequency of fair value disclosures; and (3) guidelines to modify existing general standards of accounting for and disclosure of other-than-temporary impairment (“OTTI”) losses for impaired debt securities.

The fair value measurement guidance of these pronouncements reaffirms the need for entities to use judgment in determining if a formerly active market has become inactive and in determining fair values when markets have become inactive.  The changes to fair value disclosures relate to financial instruments that are not currently reflected on the balance sheet at fair value.  Prior to these pronouncements, fair value disclosures for these instruments were required for annual statements only.  These disclosures now are required to be included in interim financial statements.  The general standards of accounting for OTTI losses were changed to require the recognition of an OTTI loss in earnings only when an entity: (1) intends to sell the debt security; (2) more likely than not will be required to sell the security before recovery of its amortized cost basis; or (3) does not expect to recover the entire amortized cost basis of the security.  In situations when an entity intends to sell or more likely than not will be required to sell the security, the entire OTTI loss must be recognized in earnings.  In all other situations, only the portion of the OTTI losses representing the credit loss must be recognized in earnings, with the remaining portion being recognized in other comprehensive income, net of deferred taxes.

The adoption of all three pronouncements were effective for interim and annual periods ending after June 15, 2009.  WSB adopted these pronouncements for the quarterly period ending June 30, 2009, as required.  The adoption of these pronouncements did not have a material effect on the consolidated financial statements.

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

Other accounting standards that have been issued or proposed by the FASB or other standard setting bodies are not expected to have a material impact on the Company’s financial statements.

2.                      LOANS RECEIVABLE

Loans receivable held-for-investment consists of the following:

	December 31,
	2009	2008
FIRST MORTGAGE LOANS:
Secured by single-family residences	$77,114,657	$73,251,300
Secured by 5 or more- residential	3,084,995	2,840,381
Secured by other properties	41,409,296	9,547,243
Construction loans	5,325,701	14,986,829
Land and land development loans	14,052,903	17,436,264
Land acquisition loans	1,882,875	3,912,556

	142,870,427	121,974,573

SECOND MORTGAGE LOANS	2,817,070	2,360,656

COMMERCIAL AND OTHER LOANS:
Commercial	103,513,231	117,649,261
Loans secured by savings accounts	157,105	169,423
Consumer installment loans	327,944	195,908

	249,685,777	242,349,821

LESS:
Allowance for loan losses	(8,181,687)	(4,973,439)
Deferred loan fees	(449,552)	(409,227)

TOTAL LOANS RECEIVABLE HELD-FOR-INVESTMENT	$241,054,538	$236,967,155

We originate adjustable and fixed interest rate loans.  The adjustable rate loans have interest rate adjustment limitations and are generally indexed to the 1- or 3-year U.S. Treasury index.  Future market factors may affect the correlation of the interest rate adjustment with the rates we pay on the short-term deposits that have been primarily utilized to fund these loans.  Adjustable interest rate loans at December 31, 2009 and December 31, 2008 was $1.9 million and $761,000, respectively.

Loans secured by other properties increased due to a re-classification of loans previously reported as commercial loans.

Allowance for Loan Losses - Activity in the allowance for loan losses is summarized as follows:

	Years Ended
	December 31,
	2009	2008

BALANCE, BEGINNING OF YEAR	$4,973,439	$4,216,703

Provision (reversal) charged to operations	9,450,000	2,230,000
Charge-offs	(6,571,376)	(1,510,663)
Recoveries of previously charged-off amounts	329,624	37,399

BALANCE, END OF YEAR	$8,181,687	$4,973,439

Loans on which the recognition of interest has been discontinued amounted to approximately $27.0 million and $18.3 million at December 31, 2009 and 2008, respectively.  If interest income had been recognized on those loans at their stated rates during the years ending December 31, 2009 and 2008, interest income would have been increased by approximately $1.6 million and $954,000, respectively. The total allowance for loan losses on these impaired loans was approximately $4.6 million and $2.8 million at December 31, 2009 and 2008, respectively.

Year-end impaired loans were as follows:

	December 31,
	2009	2008

Balance of impaired loans with no allocated allowance	$1,611	$647
Balance of impaired loans with an allocated allowance	28,499	17,680

Total recorded investment of impaired loans	$30,110	$18,327

Amount of the allowance allocated to impaired loans	$4,586	$2,838

The impaired loans included in the table above were comprised of collateral dependent 1-4 residential real estate, lot loans and commercial real estate loans. The average recorded investment in impaired loans was $27.1 million and $12.9 million at December 31, 2009 and 2008.

Non-residential real estate loans had an outstanding balance of $41.4 million and $9.5 million at December 31, 2009 and 2008, respectively.  These loans consist of loans secured by other properties which increased due to a re-classification of loans previously reported as commercial loans.  These loans are considered by management to have somewhat greater risk of collectability due to the dependence on income production.  Additionally, all of our non-residential real estate loans were collateralized by real estate (primarily warehouse and office space) in the Washington, D.C. metropolitan area.

We originate and participate in land and land development loans, real estate construction loans and commercial real estate loans, the proceeds of which are used by the borrower for acquisition, development, and construction purposes.  Often the loan arrangements require us to provide, from the loan proceeds, amounts sufficient for payment of loan fees and anticipated costs during acquisition, development, or construction, including interest.  This type of lending is considered by management to have higher risks.  At December 31, 2009 and 2008, the undisbursed portion of such loans totaled $26.6 million and $33.3 million, respectively.

Loans serviced for others and not reflected in the consolidated statements of financial condition are $283,000 and $310,000, at December 31, 2009 and 2008, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.  As of December 31, 2009 and 2008, we did not have any mortgage servicing rights.  Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.  In connection with the loans serviced for others, we held borrowers’ escrow balances of $593 and $1,699 at December 31, 2009 and 2008, respectively.

We have made loans to certain of the Bank’s executive officers and directors. These loans were made on substantially the same terms, including interest rate and collateral requirements, as those prevailing at the time for comparable transactions with unrelated customers. The risk of loss on these loans is considered to be no greater than for loans made to unrelated customers.

The following schedule summarizes changes in amounts of loans outstanding to executive officers and directors:

	Years ended
	December 31,
	2009	2008

Balance at beginning of year	$8,071,010	$3,390,563
Additions	496,971	8,493,940
Repayments	(2,279,620)	(3,813,493)

Balance at end of year	$6,288,361	$8,071,010

3.                      MORTGAGE-BACKED SECURITIES

Mortgage-backed securities consisted of the following:

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLMC pass-through certificates	$28,660,008	$156,856	$54,229	$28,762,635
FNMA pass-through certificates	5,868,343	241,266	—	6,109,609
Other pass-through certificates	72,880,834	515,709	6,540,596	66,855,947
	$107,409,185	$913,831	$6,594,825	$101,728,191

Weighted average interest rate	5.42%

HELD TO MATURITY:

Other pass-through certificates	$3,680,814	$164,799	$—	$3,845,613

Weighted average interest rate	6.84%

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

AVAILABLE FOR SALE:
FHLMC pass-through certificates	$34,564,331	$210,690	$45,044	$34,729,977
FNMA pass-through certificates	8,061,403	301,960	—	8,363,363
Other pass-through certificates	81,374,438	465,109	15,771,479	66,068,068
	$124,000,172	$977,759	$15,816,523	$109,161,408

Weighted average interest rate	5.65%

HELD TO MATURITY:

Other pass-through certificates	$8,970,687	$77,795	$—	$9,048,482

Weighted average interest rate	7.29%

The portfolio classified as “Available for Sale” is consistent with management’s assessment and intention as to the portfolio.  While we have the intent to hold and do not expect to be required to sell the securities until maturity, from time to time or with changing conditions, it may be advantageous to sell certain securities either to take advantage of favorable interest rate changes or to increase liquidity.  Securities classified as “Held to Maturity” are not subject to fair value adjustment due to temporary changes in value due to interest rate; while securities classified as “Available for Sale” are subject to adjustment in carrying value through the accumulated comprehensive income line item in Stockholder’s Equity section of the Statement of Financial Condition.

Gross unrealized losses and fair value by length of time that the individual available-for-sale MBS have been in a continuous unrealized loss position are as follows:

	December 31, 2009		December 31, 2008
	Fair Value	Continuous Unrealized Losses	Fair Value	Continuous Unrealized Losses

Less than 12 months	$11,582,768	$59,977	$79,924,434	$13,369,023
More than 12 months	39,501,637	6,534,848	5,655,025	2,447,500
Total	$51,084,405	$6,594,825	$85,579,459	$15,816,523

Other-than-temporary impairment losses recognized in net earnings, related to available-for-sale investments, for the period ending December 31, 2009, were as follows:

Twelve Months Ended December 31, 2009
Total gross unrealized losses on other-than-temporary impaired securities	$(1,726)

Portion of losses recognized in Comprehensive Income(before taxes)	(1,033)

Net other-than-temporary impairment losses recognized in net earnings/(loss)	$(693)

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

We believe that the unrealized losses, other than those included in the table above, are not other-than-temporary.  The unrealized losses are driven by market illiquidity causing price deterioration.  Because our intention is not to sell the mortgage-backed securities (“MBS”) and it is not more likely than not that we will be required to sell the MBS before recovery of their amortized cost bases, which may be maturity, management does not consider these MBS to be other-than-temporarily impaired at December 31, 2009.

The net other-than-temporary impairment losses recognized in earnings relate to credit loss. Credit losses reflect the difference between the present value of the cash flows expected to be collected and the amortized cost.  The credit loss was determined through an income approach using prepayment speeds, default rates and default percentages.

We had no sales of mortgage-backed securities during year ending December 31, 2009.  Proceeds from sale of mortgage-backed securities available-for-sale were as follows as of December 31, 2008:

	December 31, 2008
			Gross Realized
	Carrying Value	Proceeds	Gain on sales

FNMA pass-through certificates	$5,769,116	$5,893,059	$123,943

4.              INVESTMENT SECURITIES

Investment securities consist of the following:

	December 31. 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

AVAILABLE FOR SALE:
FHLB Agencies	$27,557,681	$1,193,200	$56,892	$28,693,989
Municipal Bonds	2,299,734	59,081	—	2,358,815
	$29,857,415	$1,252,281	$56,892	$31,052,804

	December 31. 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

AVAILABLE FOR SALE:
FHLB Agencies	$37,056,283	$607,915	$123,682	$37,540,516
FNMA	8,000,000	434,380	—	8,434,380
Municipal Bonds	2,303,564	—	38,359	2,265,205
	$47,359,847	$1,042,295	$162,041	$48,240,101

Proceeds from the sale of investment securities available-for-sale were as follows for the respective twelve month periods ending December 31, 2009 and 2008:

	December 31, 2009
	Carrying Value	Proceeds	Gross Realized Gain on sales

FHLB Agencies- called	$5,000,000	$5,023,344	$23,344

	December 31, 2008
	Carrying Value	Proceeds	Gross Realized Gain on sales

FHLB Agencies- called	$24,972,011	$24,985,000	$12,989
FHLB Agencies -sales	26,866,083	27,313,574	447,491
	$51,838,094	$52,298,574	$460,480

The gain on the sale of investments for the twelve month period ending December 31, 2009 resulted from an investment being called prior to maturity.  The gain from the same period of the prior fiscal year is the result of restructuring short term investments within the Bank’s portfolio to highly-rated mortgage-backed securities in an effort to minimize reinvestment risk while improving portfolio yield.

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

Gross unrealized losses and fair value by length of time that the individual available-for-sale investment securities have been in a continuous unrealized loss position are as follows:

	December 31, 2009		December 31, 2008
	Fair Value	Continuous Unrealized Losses	Fair Value	Continuous Unrealized Losses

Less than 12 months	$5,083,109	$56,892	$7,279,874	$114,669
More than 12 months	—	—	7,887,692	47,372
Total	$5,083,109	$56,892	$15,167,566	$162,041

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

Maturities for the investment securities are as follows:

	2009
	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year through five years	22,417,681	23,610,882
Due after five years through ten years	5,140,000	5,083,108
Due after ten years	2,285,000	2,358,814
Total debt securities	$29,842,681	$31,052,804

5.                    LAND HELD FOR DEVELOPMENT

WSB’s wholly owned subsidiary, WSB, Inc., purchased land in Maryland to develop into single family building lots that were offered for sale to third parties.  The subsidiary also builds homes on certain lots on a contract basis.  WSB, Inc. had no development sales for the year ended December 31, 2009.  During the year ended December 31, 2008, WSB, Inc. sold an undeveloped lot for a net profit of $43,052.

Projects are carried at the lower of cost or net realizable value.  The ability of the subsidiary to recover the carrying value of real estate held for development is based upon future sales.  The ability to affect such sales is subject to market conditions.

Gross proceeds from the sale of lots were $0 and $47,000 for the fiscal years ended December 31, 2009 and 2008, respectively.

6.                    REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

Real estate acquired in settlement of loans consists of the following:

	December 31,
	2009	2008
Single family properties	$2,111,894	$2,455,477
Land	3,503,060	2,485,178
Commercial	—	505,500
Less: valuation allowance	38,160	—
	$5,653,114	$5,446,155

Noncash transfers from loans receivable to real estate acquired in settlement of loans were $6,041,866 and $7,000,349 for the years ended December 31, 2009 and December 31, 2008, respectively.

7.                    PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	Years ended December 31,
	2009	2008

Buildings	$6,838,468	$6,824,736
Land	1,038,294	1,038,294
Furniture and fixtures	3,073,465	3,313,095
Leasehold improvements	405,173	401,751
Automobiles	173,291	173,291
	11,528,691	11,751,167

Less accumulated depreciation and amortization	(6,360,780)	(6,107,590)
	$5,167,911	$5,643,577

Depreciation expense totaled $652,000 and $736,000 for the years ending December 31, 2009, respectively.  Loss on disposal of assets totaled $(12,938) and $(1,504) for the years ending December 31, 2009 and 2008, respectively.

The Company has entered into long-term operating leases for certain premises.  Some of these leases require payment of real estate taxes and other related expenses, and some contain escalation clauses that provide for increased rental payments under certain circumstances.  Certain leases also contain renewal options.  Rental expense under leases for the years ended December 31, 2009 and December 31, 2008 was $285,354 and $355,640, respectively.

At December 31, 2009, the minimum rental commitment for the non-cancelable leases is as follows:

Year ending December 31,	Total
2010	$255,190
2011	228,020
2012	184,638
2013	101,024
2014	67,520
$836,392

8.                    DEPOSITS

Deposits consist of the following:

	Years Ended
	December 31, 2009		December 31, 2008
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Non-interest-bearing:
Checking accounts	$9,633,496	—%	$4,985,495	—%

Interest-bearing:
NOW accounts	20,503,916	0.78	18,737,073	0.77
Savings deposits	60,211,489	1.34	38,165,826	1.87
Time Deposits	163,472,581	2.64	189,266,514	4.00
	244,187,986		246,169,413

	$253,821,482	2.09%	$251,154,908	3.34%

Time deposits at December 31, 2009 mature as follows:

	Amount	Average Interest Rate

Under 6 months	$41,038,544	3.24%
6 to 12 months	45,680,369	2.40
12 to 24 months	43,642,283	1.98
24 to 36 months	17,537,464	3.14
36 to 48 months	3,276,611	3.59
48 to 60 months	12,297,310	2.96

	$163,472,581	2.64%

Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The FDIC has temporarily raised its coverage amounts through December 31, 2013 from $100,000 to $250,000 per insured depositor (as defined by law and regulation) and up to $250,000 for deposits held by individual retirement accounts and are backed by the full faith and credit of the United States Government.

As of December 31, 2009, we have approximately 244 time deposits with a balance in excess of $100,000 for a total of $83,127,028, compared to approximately 238 for a total of $98,296,175 at December 31, 2008.  These funds were primarily used to fund our loan originations.  Of this total, approximately 16 accounts are funds received through brokers. These brokered accounts consist of individual accounts issued under master certificates in the broker’s name. These types of accounts meet the FDIC requirements and are federally insured.

The following is a summary of interest expense on deposits:

	Years ending December 31,
	2009	2008
NOW Accounts	$860,577	$939,252
Savings Deposits	113,247	134,637
Time Deposits	6,747,937	8,682,378
	$7,721,761	$9,756,267

9.                    BORROWINGS

Borrowings are as follows:

	Year Ended December 31, 2009
	Balance at year end	Rate at year end	Average balance for the year	Weighted average rate

FHLB-advances-fixed	$99,000,000	4.56%	$104,300,000	4.48%
Reverse Repurchase Agreements	30,000,000	3.82%	30,000,000	3.82%
	$129,000,000		$134,300,000

	Year Ended December 31, 2008
	Balance at year end	Rate at year end	Average balance for the year	Weighted average rate

FHLB-advances-fixed	$117,100,000	4.08%	$100,600,000	4.57%
Reverse Repurchase Agreements	30,000,000	3.82%	29,000,000	3.82%
	$147,100,000		$129,600,000

The fixed rate advances mature as follows:

Year ending December 31,	Total

2010	$43,000,000
2011	30,000,000
2012	20,000,000
2013	10,000,000
2014	—
and thereafter	26,000,000
Total	$129,000,000

At December 31, 2008, total borrowings consisted of $117.1 million in FHLB advances and $30.0 million in reverse repurchase agreements.  During January 2009, we repaid the daily rate credit of $13.1 million and a FHLB advance of $5.0 million matured in October 2009, bringing the balance of FHLB borrowing to $99.0 million and total borrowings to $129.0 million at December 31, 2009.  To meet our funding needs during the current calendar year, we purchased FHLB daily rate credits that were repaid within 30 days.  We are required to maintain collateral against FHLB advances.  This collateral consisted of a blanket lien on our 1-to-4 family residential loan portfolio, commercial real estate loan portfolio and multi-family first trust mortgage portfolio, which had a balance of $58,737,625 and $45,043,163 at December 31, 2009 and 2008, respectively.

During the years ended December 31, 2009 and 2008, the maximum month end balance of other borrowings was $143,000,000 and $147,100,000, respectively.  We currently have an unused secured line of credit of $10.0 million with First Tennessee Bank, a $5.0 million unused secured line of credit with M & T Bank as well as a $4.0 million unused unsecured line of credit with M & T Bank.

10.             BENEFIT PLANS

Profit Sharing/401(k) Retirement Plan — The Bank has a 401(k) Retirement Plan (“401(k)”).  The Plan offers a corporate match program of 100% of the first 3% of employee directed contributions and a 50% match up to an additional 2% of employee directed contributions. The corporate match is effective for employee contributions after September 1, 2006. For the calendar year ending December 31, 2009 and 2008, we recognized expenses of $151,000 and $159,000, respectively.

Stock Option Plans - WSB has five stock option plans, which reserve shares of common stock for issuance to certain key employees and non-employee directors. The combination of these plans reserves 2,310,000 shares under option, of which 1,880,125 options have been granted and 410,875 options remain available for grant. No options were issued during 2009.  However, 25,500 options granted under the 1999 Plan expired during the twelve month period ending December 31, 2009. During 2008 the 1997 Plan, which still had 4,000 shares available for issuance pursuant to option grants, expired. Options granted expire ten years after grant date with the exception of options granted under the Non-Employee Directors’ Plan and the 5,000 options granted to Mr. Bowman in 2005 pursuant to the terms of his employment agreement, each of which expire 5 years after the grant date. Options are exercisable at 50% one year after the date of grant and the remaining 50% two years after the date of grant.  The options issued under the Non-Employee Directors’ Plan are exercisable at 25% on the first and second anniversary dates and the remaining 50% three years after the date of grant. The exercise price of the options granted pursuant to these plans is equal to the market price of the shares on the date of grant.

Information with respect to stock options is as follows:

	December 31,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	508,475	$3.24	818,575	$2.93
Exercised	(34,500)	2.25	(303,900)	2.39
Granted	—	—	—	—
Forfeited/expired	(28,500)	3.04	(6,200)	4.18

Outstanding at end of year	445,475	$3.33	508,475	$3.24
Exercisable at end of year	445,475	$3.33	505,975	$3.21

A summary of options outstanding and exercisable at December 31, 2009 is as follows:

Options Outstanding and Exercisable
Exercise Price	Shares	Weighted Average Remaining Life (years.months)
$2.2083	48,100	0.10
$2.2500	40,500	0.03
$2.2917	10,500	0.11
$2.5800	21,000	1.03
$3.1667	9,000	1.10
$3.2667	115,500	1.11
$3.4667	162,000	2.01
$5.2000	28,875	3.03
$8.6500	5,000	8.09
$9.1100	5,000	0.09
	445,475	1.09

There were no options granted during 2009 or 2008.  The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $22,681 and $102,868, respectively.  The aggregate intrinsic value of all options outstanding and exercisable was $8,505 at December 31, 2009. Total pre-tax stock-based compensation of $2,344 and $7,033 were recognized in the Statements of Earnings for the years ended December 31, 2009 and December 31, 2008, respectively. All outstanding options are vested and there is currently no unrealized compensation cost related to non-vested share based compensation arrangements.

11.             CONTINGENCIES

During 2003 we donated land we had foreclosed upon to the Maryland Environmental Trust and took a tax deduction for a conservation easement charitable donation.  We valued the donation at $2,008,000 based on an independent appraisal of the land, and the deduction netted us a tax benefit of $745,000. The Internal Revenue Service (“IRS”) disagreed that the conservation easement satisfied the statutory legal requirements under 26 U.S.C. §170(h) and, in the alternative, determined that the appraised value was too high.  On April 6, 2006, the IRS disallowed the deduction in its entirety and asserted substantial overvaluation penalties of $212,000 under 26 U.S.C. § 6662.  On May 8, 2006, we filed a timely Protest appealing the proposed adjustments and, when the IRS refused to agree with a valuation we would accept, we filed a Petition in the U.S. Tax Court challenging the determination.  We were scheduled to begin trial on this matter on February 1, 2010.  After exchanging expert reports and filing an extensive pretrial memorandum, the IRS conceded all of the legal issues in the case and agreed to a valuation of the easement in the amount of $1,300,000 (no penalties will be imposed).  We are waiting for the IRS to provide final Decision documents setting forth the amount of tax due.  Upon receipt, the proposed Decision will be signed and filed with the court.  As previously noted, we recorded a liability of approximately $405,574, as a result of this pending issue.

12.             STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

We are insured by the FDIC through its Deposit Insurance Fund (DIF) and regulated by the Office of Thrift Supervision (“OTS”).  As a condition of maintaining the insurance of accounts, we are required to maintain certain minimum regulatory capital in accordance with a formula provided in FDIC regulations.  We may not pay dividends on our stock unless all such capital requirements are met.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

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

As of December 31, 2009, the Bank remains well capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” the Bank must maintain minimum core, tier 1 risk-based and total risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 are presented in the following tables:

	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2009:
Tangible	$46,742,817	10.76%	$6,518,855	1.50%	N/A	N/A
(to Tangible Assets)
Core (leverage)	46,742,817	10.76%	17,383,614	4.00%	$21,729,517	5.00%
(to Adjusted Tangible Assets)
Tier 1 capital	46,742,817	16.96%	N/A	N/A	16,539,556	6.00%
(to Risk Weighted Assets)
Total capital	46,701,267	16.94%	22,052,741	8.00%	27,565,926	10.00%
(to Risk Weighted Assets)
At December 31, 2008:
Tangible	$52,250,265	11.37%	$6,890,712	1.50%	N/A	N/A
(to Tangible Assets)
Core (leverage)	52,250,265	11.37%	18,375,233	4.00%	$22,969,041	5.00%
(to Adjusted Tangible Assets)
Tier 1 capital	52,250,265	17.64%	N/A	N/A	17,510,108	6.00%
(to Risk Weighted Assets)
Total capital	55,130,994	18.89%	23,346,811	8.00%	29,183,513	10.00%
(to Risk Weighted Assets)

The following table summarizes the reconciliation of stockholders’ equity of the Bank to regulatory capital.

	December 31, 2009
	Tangible Capital	Core Capital	Total Capital
Total stockholders’ equity	$44,093,761	$44,093,761	$44,093,761

Nonallowable assets:
Unrealized depreciation on available for sale securities, net of taxes	2,649,056	2,649,056	2,649,056
Additional item:
Low level recourse			(3,493,530)
Allowance for loan losses	—	—	3,451,980

Total regulatory capital	$46,742,817	$46,742,817	$46,701,267

	December 31, 2008
	Tangible Capital	Core Capital	Total Capital

Total stockholders’ equity	$44,200,384	$44,200,384	$44,200,384

Nonallowable assets:
Unrealized depreciation on available for sale securities, net of taxes	8,049,880	8,049,880	8,049,880
Additional item:
Low level recourse			(773,233)
Allowance for loan losses	—	—	3,653,962

Total regulatory capital	$52,250,264	$52,250,264	$55,130,993

At December 31, 2009 and December 31, 2008, tangible assets used in computing regulatory capital were $434,590,347 and $459,380,819, respectively, and total risk-weighted assets used in the computation were $275,659,263 and $291,835,136, respectively.

13.             EARNINGS PER SHARE

Options to purchase 445,475 and 41,875 shares of common stock were outstanding at December 31, 2009 and December 31, 2008, respectively, but were not included in the computation of diluted EPS because either the options’ exercise price was greater than the average market price of the common stock for the respective period or we were in a consolidated net loss position and the effect would have been antidilutive.  For the year ended December 31, 2008, all other options were included in the computation of diluted EPS because the options’ exercise prices were lower than the average market price of the common stock for the respective twelve month period. Average common and common equivalent shares used in the determination of earnings per share were:

	Year Ended December 31,
	2009			2008
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS

Net loss available to Common Stockholders	$(5,716,453)	7,849,105	$(0.73)	$235,636	7,585,155	$0.03

Effect of Dilutive Options Incremental Shares		—			325,753

Diluted EPS Net loss available to Common Stockholders	$(5,716,453)	7,849,105	$(0.73)	$235,636	7,910,908	$0.03

14.             INCOME TAXES

The provision for income taxes consists of the following:

	Year ending December 31,
	2009	2008
Current taxes:
Federal	$(363,405)	$125,274
State	260	4,024
	(363,145)	129,298
Deferred taxes (credit):
Federal	(2,829,214)	(428,653)
State	(396,007)	(113,382)
	(3,225,221)	(542,035)
	$(3,588,366)	$(412,737)

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

	Year ended December 31, 2009		Year ended December 31, 2008
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income

Tax at statutory rate	$(3,163,638)	(34.0)%	$(60,214)	(34.0)%

Increases (decreases):
State income tax net of federal income tax benefit	172	—	2,656	1.5
Bank owned life insurance	(168,499)	(1.8)	(158,534)	(89.5)
Tax exempt interest	(32,881)	(0.4)	(22,824)	(12.9)
Other	(223,520)	(2.4)	(173,821)	(98.2)

	$(3,588,366)	(38.6)%	$(412,737)	(233.1)%

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the financial reporting and the tax bases of assets and liabilities.

The components of net deferred tax assets as of December 31, 2009 and December 31, 2008 are as follows:

	December 31,
	2009	2008

Deferred tax assets:
Deferred loan fees	$965,794	$942,793
Allowance for loan losses	3,226,858	1,961,525
Non accrual interest adjustment	643,526	376,218
Allowance for losses on real estate acquired in settlement of loans	15,050	—
Deferred compensation	3,557	13,235
Unrealized loss on available for sale securities	1,769,123	5,505,236
Other than temporary impairment on MBS	273,240	—
Depreciation	591,601	525,683
Net Operating Loss carryforward	1,356,938	—
Other	58,090	78,338

	8,903,777	9,403,028

Deferred tax liabilities:
Deferred rental income	50,525	38,865

Net deferred tax assets	$8,853,252	$9,364,163

Our federal income tax returns for fiscal years 2002 and 2003 were audited by the Internal Revenue Service. During 2003 we donated land we had foreclosed upon to the Maryland Environmental Trust and took a tax deduction for a conservation easement charitable donation.  We valued the donation at $2,008,000 based on an independent appraisal of the land, and the deduction netted us a tax benefit of $745,000. The Internal Revenue Service (“IRS”) disagreed that the conservation easement satisfied the statutory legal requirements under 26 U.S.C. §170(h) and, in the alternative, determined that the appraised value was too high.  On April 6, 2006, the IRS disallowed the deduction in its entirety and asserted substantial overvaluation penalties of $212,000 under 26 U.S.C. § 6662.  On May 8, 2006, we filed a timely Protest appealing the proposed adjustments and, when the IRS refused to agree with a valuation we would accept, we filed a Petition in the U.S. Tax Court challenging the determination.  We were scheduled to begin trial on this matter on February 1, 2010.  After exchanging expert reports and filing an extensive pretrial memorandum, the IRS conceded all of the legal issues in the case and agreed to a valuation of the easement in the amount of $1,300,000 (no penalties will be imposed).  We are waiting for the IRS to provide final Decision documents setting forth the amount of tax due.  Upon receipt, the proposed Decision will be signed and filed with the court.

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

We have recorded a liability for uncertain tax positions of $474,253 as a cumulative effect charge to the retained earnings balance as of August 1, 2007.  During 2009, the state of Maryland offered a one-time tax amnesty of which the Bank agreed to pay the state of Maryland interest of $127,277, bringing the full value of unrecognized tax benefit to $405,574 at December 31, 2009, which included accrued interest and penalties. If this liability were de-recognized, it would favorably impact the effective tax rate for the period of de-recognition. These non-current income tax liabilities are recorded in other liabilities in our consolidated balance sheet at December 31, 2009.  Interest and penalties related to income tax liabilities are included in income tax expense.  The balance of accrued interest and penalties included in the total $405,574 liability recorded in the consolidated balance sheet at December 31, 2009 was $58,599.

15.             FAIR VALUE MEASUREMENTS

The Company applies guidance issued by FASB regarding fair value measurements which provides a framework for measuring and disclosing fair value under generally accepted accounting principles.  This guidance requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Under the guidance, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These hierarchy levels are:

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Investment Securities Available-for-Sale

Investment securities available-for-sale is recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

We do not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s Accounting Standards Codification Receivables Topic.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2009, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with guidance regarding fair value measurements, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the loan as nonrecurring Level 3.

Loans Held for Sale- Loans held for sale are value based quotations from the secondary market for similar instruments and are classified as level 2 of the fair value hierarchy.

Real Estate Acquired in Settlement of Loans- We record foreclosed real estate assets at the lower cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter. Estimated fair value is generally based upon independent appraisal of the collateral. We consider these collateral values to be estimated using Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	At December 31, 2009 (In thousands)
	Carrying Value December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings (1)
Available-for-Sale Securities	$31,053	$—	$31,053	$—	$—	$—
Available-for-Sale Mortgage-Backed Securities	101,728	—	66,671	35,057	—	(693)
	$132,781	$—	$97,724	$35,057	$—	$(693)

(1) The $693,000 listed in the above column represents an other-than-temporary impairment on one of our mortgage-backed securities. The net other-than-temporary impairment losses recognized in earnings relate to credit loss.

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

	At December 31, 2009 (In thousands)
	Carrying Value December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$25,524	$—	$25,524	$—
Loans held for sale	8,304	—	8,304	—
Real estate acquired in settlement of loans	5,653		5,653

	$39,481	$—	$39,481	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $30,110,000, with a related valuation allowance of $4,586,000.

Loans held-for-sale, which are carried at the lower of cost or market, did not have any impairment charge at December 31, 2009.

Real estate acquired in settlement of loans is carried at the lower of our recorded investment or fair value at the date of acquisition.  Write-downs to fair value at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs are included in non-interest expense. Costs relating to the development and improvement of a property are capitalized, whereas those relating to holding the property are charged to expense when incurred.  The real estate is carried at the lower of acquisition or fair value net of estimated costs to sell subsequent to acquisition.  Operating expenses of real estate owned are reflected in other non-interest expenses.  The value of REO properties held due to foreclosures at December 31, 2009 were $5.7 million, of which included a valuation allowance of $38,160.

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

	December 31, 2009		December 31, 2008
	Carrying Amount (000’s)	Estimated Fair Value (000’s)	Carrying Amount (000’s)	Estimated Fair Value (000’s)
Assets:
Cash and cash equivalents	$9,069	$9,069	$4,051	$4,051
Loans receivable, net	249,358	249,861	242,754	248,426
Mortgage-backed securities:
Held to maturity	3,681	3,846	8,971	8,894
Available for sale	101,728	101,728	109,161	109,161
Investment securities:
Available for sale	31,053	31,053	48,240	48,240
Investment in Federal Home
Loan Bank stock	5,911	5,911	6,086	6,086
Bank Owned Life Insurance	11,435	11,435	10,939	10,939

Liabilities:
Deposits:
Non-interest-bearing	9,633	9,633	4,985	4,985
Interest bearing	244,188	245,677	246,169	247,405
Borrowings	129,000	130,138	147,100	149,724

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

Borrowings — The fair value of borrowings is determined using the discounted cash flow method.  The discount rate used is the rate currently offered on similar products.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and December 31, 2008.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Unless noted otherwise, we do not require collateral or other security to support financial instruments with credit risk.

	Contract Amount
	December 31, 2009	December 31, 2008

Financial instruments whose contract amounts represent credit risk:

Commitments to grant mortgage and commercial loans	$3,582,808	$2,105,930

Unfunded commitments to extend credit under existing construction equity line and commercial lines of credit	$26,645,520	$33,327,315

Standby letters of credit and financial guarantees written	$710,451	$903,278

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

17.             CONDENSED FINANCIAL STATEMENTS- PARENT COMPANY ONLY

WSB HOLDINGS, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION - PARENT COMPANY ONLY

AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2008

	December 31,
	2009	2008
ASSETS

CASH AND CASH EQUIVALENTS:
Cash	$817,913	$860,653

Mortgage-backed securities - available for sale at fair value	2,736,660	3,097,741
Accrued interest receivable on investments	11,926	15,818
Premises and equipment - net	4,334,103	4,532,379
Deferred tax asset	434,911	653,194
Investment in wholly owned subsidiaries	46,955,674	52,461,064
Income taxes receivable	93,924	—
Other assets	305,973	347,081

TOTAL ASSETS	$55,691,084	$61,967,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Income taxes payable	$—	$13,991
Accounts payable, accrued expenses and other liabilities	185,291	213,815

Total Liabilities	185,291	227,806

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shared authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value.
7,855,732 and 7,821,232 shares issued and outstanding	785	782
Additional paid-in capital	10,717,631	10,629,489
Retained earnings - substantially restricted	44,854,805	51,513,227
Accumulated other comprehensive (loss) income	(67,428)	(403,373)

Total stockholders’ equity	55,505,793	61,740,125

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,691,084	$61,967,931

WSB HOLDINGS, INC.

CONDENSED STATEMENTS - PARENT COMPANY ONLY

As of December 31, 2009 and 2008

Condensed Statement of Operations

	Years Ended December 31,
	2009	2008

INTEREST INCOME:
Interest on mortgage-backed securities	$181,296	$212,789

Total interest income	181,296	212,789

NON-INTEREST INCOME:
Rental income	936,141	1,120,076

Total non-interest income	936,141	1,120,076

NON-INTEREST EXPENSES:
Salaries and benefits	138,318	155,640
Occupancy expense	37,781	36,681
Depreciation	210,537	205,635
Stationery, printing & supplies	6,310	4,456
Professional services	250,155	219,605
Other taxes	263,764	224,188
Other expenses	526,810	570,048

Total non-interest expenses	1,433,675	1,416,252

LOSS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET (LOSS) INCOME OF SUBSIDIARIES	(316,238)	(83,387)

INCOME TAX BENEFIT	107,519	28,400

EQUITY IN UNDISTRIBUTED NET (LOSS) INCOME OF SUBSIDIARIES	(5,507,734)	290,623

NET (LOSS) INCOME	$(5,716,453)	$235,636

Condensed Statement of Cash Flows

	Year Ended December 31,
	2009	2008

Cash Flows from Operating Activities
Net (loss) income	$(5,716,453)	$235,636
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	5,507,734	(290,623)
Stock based compensation	2,344	7,033
Excess tax benefits from share based payment	(8,432)	(34,975)
Depreciation	210,537	205,635
Accretion of (discounts)/premiums on MBS	(18,250)	(15,838)
Decrease (Increase) in other assets	44,999	(362,899)
Increase in income tax receivable	(87,837)	—
Deferred income tax benefit	(534)	(535,547)
(Decrease) increase in current liabilities	(42,515)	227,806
Net cash used in operating activities	(108,406)	(563,772)

Cash Flows from Investing Activities
Purchase of premises and equipment	(12,261)	(125,382)
Repayment on MBS available for sale	934,094	337,669
Transfer of premises and equipment from subsidiary	—	(4,612,632)
Transfer of MBS from subsidiary	—	(4,085,677)
Dividends received from subsidiary	—	10,920,000
Net cash provided by investing activities	921,833	2,433,978

Cash Flows from Financing Activities
Dividends paid	(941,969)	(1,364,834)
Exercise of stock options	77,369	726,117
Repurchase of common stock	—	(405,811)
Excess tax benefits from tax-based compensation	8,432	34,975
Net cash used in financing activities	(856,168)	(1,009,553)

(DECREASE) INCREASE IN CASH	(42,741)	860,653
CASH AT THE BEGINNING OF YEAR	860,653	—
CASH AT END OF YEAR	$817,913	$860,653

18.             QUARTERLY DATA (Unaudited)

Summarized quarterly financial information is as follows (amounts in thousands except per share information):

	First	Second	Third	Fourth
Year Ended December 31, 2009:	Quarter	Quarter	Quarter	Quarter

Interest income	$6,350	$6,333	$6,145	$5,805
Interest expense	3,600	3,616	3,408	2,967
Net interest income	2,750	2,717	2,736	2,838
Provision for loan losses	2,500	250	6,600	100
Net interest income after provision for loan losses	250	2,467	(3,864)	2,738
(Loss) income before income taxes	(2,392)	(134)	(7,212)	433
Income tax (benefit) expense	(859)	(93)	(2,861)	224
Net (loss) income	(1,533)	(41)	(4,351)	209
Basic earnings per common share	(0.20)	(0.01)	(0.55)	0.03
Diluted earnings per common share	(0.20)	(0.01)	(0.55)	0.03

	First	Second	Third	Fourth
Year Ended December 31, 2008:	Quarter	Quarter	Quarter	Quarter

Interest income	$7,057	$6,885	$6,691	$6,430
Interest expense	3,999	3,958	3,809	3,772
Net interest income	3,058	2,927	2,882	2,658
Provision for loan losses	—	—	2,100	130
Net interest income after provision for loan losses	3,058	2,927	782	2,528
Income (loss) before income taxes	657	716	(1,694)	143
Income tax (benefit) expense	189	202	(620)	(184)
Net income (loss)	468	514	(1,074)	327
Basic earnings per common share	0.06	0.07	(0.14)	0.04
Diluted earnings per common share	0.06	0.06	(0.14)	0.04

*   *   *   *

Item 9.                                             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                                    Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2009.

There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                                    Other Information

None.

PART III

Item 10.                                      Directors, Executive Officers and Corporate Governance

The text and tables under the captions “Proposal 1 - Election of Directors”, “Corporate Governance,” “Executive Officers of WSB Holdings, Inc.” and “Section 16(a) Beneficial Ownership Reporting Compliance” in WSB’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated herein by reference.

Item 11.                                      Executive Compensation

The text and tables under the captions “Executive Compensation and Other Information” and “Compensation of Directors” in WSB’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12.                                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2009, with respect to compensation plans under which equity securities of WSB are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	445,475	3.333	410,875

(1) Includes the Non-employee Directors’ Stock Option Plan, the 1997 Omnibus Stock Plan, the 1999 Stock Option and Incentive Plan and the 2001 Stock Option and Incentive Plan. The Plans were approved by security holders of the Bank. Effective January 3, 2008, all of the then stockholders of the Bank became stockholders of WSB.

The information contained in the text and tables under the caption “Beneficial Ownership of Securities” in WSB’s Proxy Statement for its 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.                                      Certain Relationships and Related Transactions, and Director Independence

The text under the captions “Corporate Governance — Meetings of the Board of Directors; Independence of the Board of Directors” and “Executive Compensation and Other Information — Certain Relationships and Related Person Transactions” in WSB’s Proxy Statement for its 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.                                      Principal Accounting Fees and Services

The text under the captions “Independent Registered Public Accounting Firm” and the Policy on Audit Committee Pre-Approval of Audit Services and Permissible Non-Audit Services of Independent Registered Public Accounting Firm in WSB’s Proxy Statement for its 2010 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.                                      Exhibits and Financial Statement Schedules

(a)(1)             The following consolidated financial statements of WSB and its subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition—as of December 31, 2009 and 2008

Consolidated Statements of Operations—Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows—Years ended December 31, 2009 and 2008

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

10.8	Description of payments due certain officers upon a change-in-control (Incorporated by reference from WSB’s Form 10-K for the year ended December 31, 2008) †.

10.9	- Description of compensation arrangement for William J. Harnett for service as Chairman of the Board (Incorporated by reference from WSB’s Form 10-K for the year ended December 31, 2008)†.

21	- Subsidiaries of WSB Holdings, Inc. (filed herewith)

23	- Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	- Rule 13a-14(a)/15d — 14(a) Certifications of Chief Executive Officer (filed herewith).

31.2	- Rule 13a-14(a)/15d —14(a) Certifications of Chief Financial Officer (filed herewith).

32.1	- Section 1350 Certifications (furnished herewith).

†Management compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSB Holdings, Inc.
(Registrant)

March 24, 2010	By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Principal Executive Officer:

March 24, 2010	By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

Principal Financial and Accounting Officer:

March 24, 2010	By:	/s/Carol A. Ramey
Carol A. Ramey
Sr. Vice President/
Chief Financial Officer

March 24, 2010	/s/ Phillip C. Bowman
Phillip C. Bowman, Director

March 24, 2010	/s/ George Q. Conover
George Q. Conover, Director

March 24, 2010	/s/ Charles A. Dukes
Charles A. Dukes, Director

March 24, 2010	/s/ William J. Harnett
William J. Harnett, Director

March 24, 2010	/s/ Kevin P. Huffman
Kevin P. Huffman, Director

March 24, 2010	/s/ Eric S. Lodge
Eric S. Lodge, Director

March 24, 2010	/s/ Charles W. McPherson
Charles W. McPherson, Director

March 24, 2010	/s/ Michael J. Sullivan
Michael J. Sullivan, Director