Form 10-Q
period 2010-03-31
WSB Holdings Inc
filed 2010-05-14
CIK 1415022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended:   March 31, 2010

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

(Address of principal executive offices, Zip Code)

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

There were 7,855,752 shares of Common Stock ($0.0001 Par Value) outstanding as of May 2, 2010.

WSB HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.  Financial Statments

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31,	December 31,
	2010	2009

ASSETS
Cash	$6,659,841	$660,334
Federal funds sold and interest bearing deposits at FHLB - Atlanta	22,877,648	8,408,530
Total cash and cash equivalents	29,537,489	9,068,864

Loans receivable - net:
Held for sale	4,704,798	8,303,880
Held for investment (net of allowance for loan losses of $7,161,535 and $8,181,687 respectively)	241,176,408	241,054,538
Total loans receivable - net	245,881,206	249,358,418

Investment securities - available for sale at fair value	30,292,649	31,052,804
Mortgage-backed securities - available for sale at fair value	88,109,765	101,728,191
Mortgage-backed securities - held to maturity	2,361,963	3,680,814
Investment in Federal Home Loan Bank stock, at cost	6,158,000	5,910,500
Accrued interest receivable on loans	1,264,537	1,274,608
Accrued interest receivable on investments	626,597	736,281
Real estate acquired in settlement of loans	5,239,434	5,653,114
Bank owned life insurance	11,553,155	11,435,003
Premises and equipment - net	5,034,346	5,167,911
Income taxes receivable	676,090	676,090
Deferred income taxes	8,164,263	8,853,252
Other assets	2,925,892	3,358,281

TOTAL ASSETS	$437,825,386	$437,954,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$9,110,912	$9,633,496
Interest bearing	251,116,328	244,187,986
Total deposits	260,227,240	253,821,482

Federal Home Loan Bank borrowings	91,000,000	99,000,000
Other borrowings	30,000,000	30,000,000
Advances from borrowers for taxes and insurance	705,432	471,863
Accounts payable, accrued expenses and other liabilities	1,744,397	1,804,069

TOTAL LIABILITIES	383,677,069	385,097,414

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value, 7,855,732 and 7,855,732 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	785	785
Additional paid-in capital	10,717,631	10,717,631
Retained earnings - substantially restricted	45,108,549	44,854,805
Accumulated other comprehensive loss	(1,678,648)	(2,716,504)

TOTAL STOCKHOLDERS’ EQUITY	54,148,317	52,856,717

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$437,825,386	$437,954,131

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended
	March 31,
	2010	2009
INTEREST INCOME:
Interest and fees on loans	$3,854,028	$3,856,561
Interest on mortgage-backed securities	1,346,136	1,863,187
Interest and dividends on investments	382,051	629,870

Total interest income	5,582,215	6,349,618

INTEREST EXPENSE:
Interest on deposits	1,315,552	2,145,686
Interest on other borrowings	1,244,082	1,454,160

Total interest expense	2,559,634	3,599,846

NET INTEREST INCOME	3,022,581	2,749,772
Provision for loan losses	—	2,500,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,022,581	249,772

NON-INTEREST INCOME:
Loan related fees	87,606	69,685
Gain on sale of loans	123,145	242,284
Gain on sale of investment securities - available for sale	—	23,344
Loss on sale of real estate acquired in settlement of loans	(36,400)	(85,847)
Loss on disposal of premises and equipment	—	(12,045)
Service charges on deposits	34,995	30,150
Rental income	101,439	101,433
Other income	155,229	143,888

Total non-interest income	466,014	512,892

NON-INTEREST EXPENSE:
Salaries and benefits	1,560,996	1,415,352
Occupancy expense	177,040	187,215
Depreciation	137,726	178,622
Advertising	82,893	65,670
Service bureau charges	133,058	135,998
Service charges from banks	8,648	7,371
Stationary, printing and supplies	33,361	41,339
Professional services	231,052	188,429
FDIC Insurance	301,928	48,169
Provision for losses on real estate acquired in settlement of loans	60,240	198,476
Other taxes	81,228	65,869
Other	620,777	622,435

Total non-interest expense	3,428,947	3,154,945

INCOME (LOSS) BEFORE INCOME TAXES	59,648	(2,392,281)

INCOME TAX BENEFIT	(194,095)	(859,280)

NET INCOME (LOSS)	$253,743	$(1,533,001)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.03	$(0.20)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.03	$(0.20)

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.00	$0.04
AVERAGE COMMON SHARES OUTSTANDING	7,855,732	7,845,299
AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,879,472	7,845,299

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Unaudited)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(Loss)	Equity

BALANCE, JANUARY 1, 2009	$782	$10,629,489	$51,513,227	$(8,453,273)	$53,690,225

Exercise of Stock Options	3	64,117	—	—	64,120

Repurchase of stock	—	—	—	—	0

Tax effect of Stock Option Exercised	—	8,432	—	—	8,432

Stock-based Compensation	—	1,758	—	—	1,758

Comprehensive Income:

Net loss	—	—	(1,533,001)	—	(1,533,001)

Other comprehensive income (loss) Reclassification adjustment for gains, net of taxes of $9,207	—	—	—	(14,137)	(14,137)

Net changes in unrealized appreciation on available for sale securities	—	—	—	1,159,160	1,159,160

Total comprehensive Loss					(387,978)

Cash dividend declared (0.04 per common share)	—	—	(313,989)	—	(313,989)

BALANCE, MARCH 31 2009	$785	$10,703,796	$49,666,237	$(7,308,250)	$53,062,568

BALANCE, JANUARY 1, 2010	$785	$10,717,631	$44,854,806	$(2,716,504)	$52,856,718

Comprehensive Income:

Net Income	—	—	253,743	—	253,743

Net changes in unrealized appreciation on available for sale securities	—	—	—	1,037,856	1,037,856

Total comprehensive Income					1,291,599

BALANCE, MARCH 31, 2010	$785	$10,717,631	$45,108,549	$(1,678,648)	$54,148,317

See notes to consolidated financial statements

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2010	2009
OPERATING ACTIVITIES:

Net earnings (loss)	$253,743	$(1,533,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	—	2,500,000
Stock-based compensation	—	1,758
Depreciation	137,726	178,622
Loss on disposal of premises and equipment	—	12,045
Accretion of discounts on investment securities	1,113	1,074
Gain on sale of investment securities	—	(23,344)
Loss on sale of real estate acquired in settlement of loans	36,400	85,847
Gain on sale of loans	(123,145)	(242,284)
Loans originated for sale	(18,198,733)	(24,860,921)
Proceeds from sale of loans originated for sale	21,920,958	24,900,719
Increase in cash surrender value of bank owned life insurance	(118,152)	(121,672)
Deferred income taxes	13,080	(290,650)
Excess tax benefit from stock-based compensation	—	(8,432)
Decrease in accrued interest receivable	119,755	116,878
Decrease (increase) in other assets	432,391	(803,906)
(Decrease) increase in net deferred loan fees	(58,279)	56,335
Change in income taxes payable/receivable	—	(573,999)
Increase in accrued interest payable	5,192	76,239
Decrease in accounts payable, accrued expenses and other liabilities	(59,672)	(312,391)

Net cash provided by (used in) operating activities	4,362,377	(841,083)

INVESTING ACTIVITIES:

Net increase in loans	(1,136,160)	(9,716,000)
Redemption (purchase) of mortgage-backed securities - available for sale	47,412	(32,041)
Repayment of mortgage-backed securities - available for sale	16,275,929	9,887,045
(Purchase) redemption of Federal Home Loan Bank Stock	(247,500)	377,700
Purchase of investment securities - available for sale	(10,453)	(44,651)
Repayment of investment securities - available for sale	1,097,195	16,002,073
Purchase of premises and equipment	(4,161)	(92,135)
Development of real estate acquired in settlement of loans	(8,750)	(15,835)
Proceeds from sale of real estate acquired in settlement of loans	1,458,601	1,442,697

Net cash provided by investing activities	17,472,113	17,808,853

FINANCING ACTIVITIES:

Net increase in demand deposits, NOW accounts and savings accounts	4,624,092	3,525,048
Proceeds from issuance of certificates of deposit	11,066,416	16,216,695
Payments for maturing certificates of deposit	(9,289,943)	(9,352,568)
Net increase in advance payments by borrowers for taxes and insurance	233,569	206,181
Cash dividend paid	—	(313,989)
Decrease in advance from the Federal Home Loan Bank	(8,000,000)	(13,100,000)
Excess tax benefit from stock-based compensation	—	8,432
Proceeds from exercise of stock options	—	64,120

Net cash used in financing activities	(1,365,866)	(2,746,081)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,468,624	14,221,689

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,068,865	4,050,612

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,537,489	$18,272,301

CASH PAID DURING THE PERIOD FOR:

Income taxes	$—	$—

Interest	$2,735,344	$3,530,952

Non-cash transactions:
Transfer from loans to foreclosed real estate	$1,072,570	$877,009

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

1.                   Financial Statements

The Consolidated Financial Statements for the three months ended March 31, 2010 and 2009 have been prepared by WSB Holdings, Inc. (“WSB” or the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented, have been made.  All significant intercompany transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.   Management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”), a copy of which is available at www.twsb.com and www.sec.gov.  The results of operations for the period ended March 31, 2010, are not necessarily indicative of the operating results for the full year, or any other period.

Certain prior year’s amounts have been reclassified to conform with the current year’s presentation.

2.                   Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted Earnings Per Common Share (“EPS”) computation for all periods presented in the Consolidated Statements of Operations.

	Three Months Ended March 31,
	2010			2009
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net income (loss) available to Common Stockholders	$253,743	7,855,732	$0.03	$(1,533,001)	7,845,299	$(0.20)

Effect of Dilutive Options Incremental Shares		23,740			—

Diluted EPS Net income (loss) available to Common Stockholders	$253,743	7,879,472	$0.03	$(1,533,001)	7,845,299	$(0.20)

Options to purchase 325,375 shares of common stock were not included in the computation of diluted EPS for the three months ended March 31, 2010 because their effect would have been antidilutive.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

For the three month period ended March 31, 2009, there was no dilutive effect on EPS as we experienced a loss for the quarter.  Options to purchase 454,475 shares of common stock were not included in the computation of diluted EPS for the three months ended March 31, 2009 because their effect would have been antidilutive.

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

There were no awards granted during 2010 or 2009.  In April 2007, 5,000 shares were awarded under the 1997 Plan to its Chief Executive Officer, which have a ten-year contractual term and vested over a two year period.  There was no pre-tax stock-based compensation during the three months ending March 31, 2010 compared to $1,758 pre-tax stock-based compensation recognized in the Statement of Operations for the three months ending March 31, 2009.

All outstanding options are vested and there is currently no unrealized compensation cost related to non-vested share based compensation arrangements.

Stock Option Plans - We have five stock option plans, which reserve shares of common stock for issuance to certain key employees and non-employee directors. Collectively, these plans reserve 2,310,000 shares for issuance pursuant to options as of March 31, 2010, 1,873,625 options have been granted and 410,875 options remain available for grant. Options granted generally expire ten years after grant date and are exercisable at 50% one year after the date of grant and the remaining 50% two years after the date of grant, with the exceptions of (1) options granted under the Non-Employee Directors’ Plan, which options are exercisable at 25% on the first and second anniversary dates and the remaining 50% three years after the date of grant and (2) the 5,000 option grant to Phillip C. Bowman in September 2005, which were fully vested at time of grant and expire 5 years after the date of grant. The exercise price of the options granted pursuant to these plans is in each case the fair market value of the shares on the date of grant.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

The following table summarizes stock option activity for the three month period ended March 31, 2010:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2009	445,475	$3.33
Exercised	—	—
Granted	—	—
Forfeited	—	—

Outstanding at March 31, 2010	445,475	$3.33	1.05	$115,488
Exercisable at March 31, 2010	445,475	$3.33	1.05	$115,488

4.                   Uncertain Income Tax Positions

We have recorded a liability for uncertain income tax positions as required by guidance issued by the Financial Accounting Standards Board (“FASB”).  We were scheduled to begin trial on this matter on February 1, 2010. After exchanging expert reports and filing an extensive pretrial memorandum, the IRS conceded all of the legal issues in the case and agreed to a valuation of the easement in the amount of $1,300,000 (no penalties will be imposed). The final Decision has been signed and filed with the court. As previously noted, we recorded a liability of approximately $405,600, as a result of this pending issue.  The full value of unrecognized tax benefits at March 31, 2010 is $248,000, which represent tax and interest due. The liability was de-recognized and favorably impacted the effective tax rate for the period ending March 31, 2010. The remaining balance of this non-current income tax liability is recorded in other liabilities in our consolidated statement of financial condition at March 31, 2010.

5.                   Fair Value Measurements

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

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

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

An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Management reviews and updates the fair value hierarchy classifications of our assets and liabilities on a quarterly basis.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.  With the exception of our private labeled mortgage-backed securities, all securities available for sale are classified as Level 2.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

Loans

We do not record loans held-for-investment at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s Accounting Standards Codification Receivables Topic.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2010, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with guidance regarding fair value measurements, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the loan as nonrecurring Level 3.

Loans Held for Sale- Loans held for sale are valued based quotations from the secondary market for similar instruments and are classified as level 2 of the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

	At March 31, 2010 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Loan Held-for-Investment	$215,323	$	$215,323	$—	$—
Loans Held-for-sale	4,705		4,705
Available-for-sale, FHLB Agencies callable	27,943	—	27,943	—	—
Available-for-Sale, Municipal Bonds	2,350	—	2,350	—	—
Available-for-Sale Residential MBS	88,110	—	51,687	36,423	—
	$338,431	$—	$302,008	$36,423	$—

	At December 31, 2009 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Loan Held-for-Investment	$215,531	$	$215,531	$—	$—
Loans Held-for-sale	8,304		8,304
Available-for-sale, FHLB Agencies callable	28,694	—	28,694	—	—
Available-for-Sale, Municipal Bonds	2,359	—	2,359	—	—
Available-for-Sale Residential MBS	101,728	—	66,671	35,057	—
	$356,616	$—	$321,559	$35,057	$—

Loans held-for-sale, which are carried at the lower of cost or market, did not have any impairment charge at March 31, 2010.

Assets included in Level 3 include our private-labeled MBS due to lack of observable market data due to decrease in market activity for these securities.  Our policy is to recognize transfers in and out as of the actual date of the event or change in circumstances that caused the transfer.  No assets were transferred to Level 3 during the three month period ending March 31, 2010.  The change in the assets included in Level 3 was due to the change in unrealized gains/losses for the quarter ending March 31, 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non- recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at March 31, 2010 and December 31, 2009 is included in the tables below:

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

	At March 31, 2010 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$25,853	$—	$25,853	$—
Real estate acquired in settlement of loans	5,239	—	5,239	—

	$31,092	$—	$31,092	$—

	At December 31, 2009 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$25,524	$—	$25,524	$—
Real estate acquired in settlement of loans	5,653	—	5,653	—

	$31,177	$—	$31,177	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $30,172,000, with a related valuation allowance of $4,319,000 at March 31, 2010 compared to principal balance of $30,110,000, with a related valuation allowance of $4,586,000 at December 31, 2009.

Real estate acquired in settlement of loans is carried at the lower of our recorded investment or fair value at the date of acquisition.  Write-downs to fair value at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs are included in non-interest expense.  Costs relating to the development and improvement of a property are capitalized, whereas those relating to holding the property are charged to expense when incurred.  The real estate is carried at the lower of acquisition or fair value net of estimated costs to sell subsequent to acquisition.  Operating expenses of real estate owned are reflected in other non-interest expenses.  The value of REO properties held due to foreclosures at March 31, 2010 was $5.2 million compared to $5.7 million at December 31, 2009.

Impaired loans, Real Estate Acquired in Settlement of Loans are classified as Level 2 within the valuation hierarchy.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(000’s)	(000’s)	(000’s)	(000’s)

Assets:
Cash and cash equivalents	$29,537	$29,537	$9,069	$9,069
Loans receivable, net	245,881	237,657	249,358	249,861
Mortgage-backed securities:
Held to maturity	2,362	2,524	3,681	3,846
Available for sale	88,110	88,110	101,728	101,728
Investment securities:
Available for sale	30,292	30,292	31,053	31,053
Investment in Federal Home
Loan Bank stock	6,158	6,158	5,911	5,911
Bank Owned Life Insurance	11,553	11,553	11,435	11,435

Liabilities:
Deposits:
Non-interest-bearing	9,112	9,112	9,633	9,633
Interest bearing	251,116	252,208	244,188	245,677
Borrowings	121,000	122,498	129,000	130,138

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

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

Investment in Federal Home Loan Bank Stock - The carrying amount of Federal Home Loan Bank (FHLB) Stock is a reasonable estimate of fair value as FHLB stock does not have a readily available market and can only be sold back to the FHLB at its par value of $100 per share.

Bank Owned Life Insurance - The carrying amount of Bank Owned Life Insurance (“BOLI”) purchased on a group of officers is a reasonable estimate of fair value.   BOLI is an insurance product that provides an effective way to offset current employee benefit costs.

Deposits - The fair value of non-interest bearing accounts is the amount payable on demand at the reporting date.  The fair value of interest-bearing deposits is determined using the discounted cash flow method.  The discount rate used is the rate currently offered on similar products.

Borrowings – The fair value of borrowings is determined using the discounted cash flow method.  The discount rate used is the rate currently offered on similar products.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since reporting period ending March 31, 2010 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

6.     Investments and Mortgage-Backed Securities

Investment securities consist of the following:

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
FHLB Agencies	$26,470,939	$1,472,262	$—	$27,943,201
Municipal Bonds	2,298,620	50,828	—	2,349,448
	$28,769,559	$1,523,090	$—	$30,292,649

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$27,557,681	$1,193,200	$56,892	$28,693,989
Municipal Bonds	2,299,734	59,081	—	2,358,815
	$29,857,415	$1,252,281	$56,892	$31,052,804

Mortgage-backed securities consisted of the following:

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
FHLMC pass-through certificates	$26,964,865	$283,665	$1,065	$27,247,465
FNMA pass-through certificates	5,424,514	237,667	—	5,662,181
Other pass-through certificates	60,015,317	640,392	5,455,590	55,200,119
	$92,404,696	$1,161,724	$5,456,655	$88,109,765

Weighted average interest rate	5.48%

HELD TO MATURITY:

Other pass-through certificates	$2,361,963	$161,777	$—	$2,523,740

Weighted average interest rate	6.53%

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
FHLMC pass-through certificates	$28,660,008	$156,856	$54,229	$28,762,635
FNMA pass-through certificates	5,868,343	241,266	—	6,109,609
Other pass-through certificates	72,880,834	515,709	6,540,596	66,855,947
	$107,409,185	$913,831	$6,594,825	$101,728,191

Weighted average interest rate	5.42%

HELD TO MATURITY:

Other pass-through certificates	$3,680,814	$165,370	$571	$3,845,613

Weighted average interest rate	6.84%

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

	March 31, 2010		December 31, 2009
		Continuous		Continuous
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less than 12 months
FHLMC	$1,945,926	$1,065	—	—
Other pass-thru	—	—	$11,582,768	$59,977
More than 12 months
Other pass-thru	36,422,756	5,455,591	39,501,637	6,534,848

Total	$38,368,682	$5,456,656	$51,084,405	$6,594,825

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

We believe that the unrealized losses, other than those included in the table above, are not other-than-temporary.  The unrealized losses are driven by market illiquidity causing price deterioration.  Because our intention is not to sell the mortgage-backed securities (“MBS”) and it is not more likely than not that we will be required to sell the MBS before recovery of their amortized cost bases, which may be maturity, as such, management does not consider these MBS to be other-than-temporarily impaired at March 31, 2010.

During the third quarter of 2009, we recognized total non-cash other than temporary impairment (“OTTI”) charges to the consolidated statement of operations for $693,000 for one of our private-labeled mortgage-backed securities.  The OTTI charge relates to a credit loss.  Credit losses reflect the difference between the present value of the cash flows expected to be collected and the amortized cost.  The credit loss was determined through an income approach using prepayment speeds, default rates and default percentages.

The net other-than-temporary impairment losses recognized in earnings in 2009 relate to credit loss. Credit losses reflect the difference between the present value of the cash flows expected to be collected and the amortized cost.  The credit loss was determined through an income approach using prepayment speeds, default rates and default percentages.

There were no sales of mortgage-backed securities during the three month period ending March 31, 2010.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

There were no sales of investment securities for the three months ending March 31, 2010.   Proceeds from the sale of investment securities available-for-sale were as follows for the quarter ending March 31, 2009:

	March 31, 2009
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales

FHLB Agencies- called	$5,000,000	$5,023,344	$23,344

The gain from the same period of the prior fiscal year is the result of called short term investments within the Company’s portfolio.

7.     New Accounting Pronouncements

All pending but not yet effective Accounting Standards Updates (“ASU”) were evaluated and only those listed below could have a material impact on our financial condition or results of operations.

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

In January 2010, FASB issued amended guidance on fair value measurements and disclosures.  The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010.  These new disclosure requirements were adopted by

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

WSB during the current periods, with the exception of the additional Level 3 requirements which is effective for fiscal years beginning after December 15, 2010. With the respect of portions of this guidance adopted during the current period, the adoption did not have a material impact on our financial position, results of operations, cash flows or disclosures.  We do not believe that the adoption of the remaining portion of this guidance will have a material impact on our financial position, results of operations, cash flows or disclosures.

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

Overview

The consolidated financial statements include WSB Holdings, Inc. (“WSB” or “we”) and its wholly owned subsidiaries, The Washington Savings Bank FSB (“the Bank”), and WSB, Inc. and WSB Realty, Inc. (collectively referred to herein, as the “Company”).

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

During this continuing period of economic slowdown, the effects of which, including declining real estate values resulting in asset impairment and tightening liquidity, has particularly impacted the banking industry in general, management continues to stress credit quality within both our loan and investment portfolios. Management continues efforts to ensure diversity in our loan portfolio which includes residential lending, commercial real estate and commercial and industrial lending (more commonly referred to as business lending).  Management believes that such diversification will be appropriate and beneficial in dealing with interest rate spread compression and portfolio risk management, although such diversification continues to be significantly hampered by the current economic slowdown. As part of maintaining a more diversified loan portfolio, we have established commercial business and commercial real estate lending departments staffed with experienced lenders in an effort to ensure that we have in place the necessary structure to expand our nonresidential loan portfolio. This change is particularly important given the current state of the residential housing markets and our prior reliance on residential construction and mortgage origination. To expand our commercial customer deposit base, we implemented remote deposit capture services for commercial customers.  This service compliments the Bank’s PC Banking platform and provides us a commercially viable means to serve the depository needs of businesses beyond our branch network.  We believe that the expansion of our commercial base is significant to the profitability of the Bank in that commercial customers provide lower cost deposit funding, with commercial loan borrowings structures that re-price to interest rate changes under terms that are favorable to the Bank.  Management believes that interest rates and general economic conditions nationally and in our market area are most likely to have a significant impact on our results of operations. We carefully evaluate all loan applications in our attempt to minimize our credit risk exposure by obtaining a thorough application with enhanced approval procedures; however, there is no assurance that this process can reduce lending risks.  Additionally, management reviews models and has established benchmark interest rate risk measures, and maintains procedures to assure that our interest rate risk remains within the established limits.  If our interest rate risk under these models exceeds the established benchmark rate, management develops a plan to bring interest rate risk back within the established limits.

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses.  Information concerning this policy is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).  There were no significant changes in this accounting policy during the three months ending March 31, 2010.

Consolidated Results of Operations

Net income for the three months ended March 31, 2010 was $254,000, or $0.03 per basic and diluted share, compared to net loss of $1.5 million or $0.20 per basic and diluted share, respectively, for the corresponding 2009 period. Net income for the three month period ended March 31, 2010, increased $1.8 million, or 117%, over the same period last year.

The increase in net income for the three month period ending March 31, 2010, is primarily the result of no loan loss allocation  in the 2010 period compared to allocating a $2.5 million to our Allowance for Loan Losses for the same period last year.  The increase in net income also reflects a 10% increase in net-interest income, offset by a 9% decrease in non-interest income, and a 9% increase in non-interest expense compared to the same period last year.  The increase in net interest income for the three month period reflects a 29% decrease in our cost of funds.  The increase in net interest income is primarily the result of a decrease in the average balance and average yield on interest-bearing liabilities. The decrease in non-interest income is primarily the result of decrease on gain on loan sales for loans sold in the secondary market, partially offset by a decrease in total interest income.

While the investment portfolio continues to be in a net unrealized loss position as of March 31, 2010, most of the securities are either U.S. Government agency securities or highly rated.  However, as of March 31, 2010, there are seven mortgage-backed securities that have been rated less than investment grade by at least one agency.  We continue to aggressively monitor the performance of these securities and the underlying collateral, and reported an other-than-temporary impairment of $692,800 on only one of these downgraded mortgage-backed securities of which was reported during third quarter of 2009 relating to credit loss.  See Note 6 to our consolidated financial statements for a full explanation.  At the present time, no other investments have been designated as other than temporarily impaired.

Interest Income/Expense

Total interest income decreased $767,000, or 12.1%, for the three month period ending March 31, 2010, compared to the corresponding period last year, due primarily to a decrease in the average volume and average yield on interest-earning assets.

The average three month balance of interest-earning assets decreased to $401.9 million for the three months ending March 31, 2010 from $428.6 million for the three months ending March 31, 2009, due primarily to a decrease in mortgage-backed securities and investment securities, offsetting the increase in federal funds.  The decrease is primarily the result of principal pay-downs.  The average yield on our interest-earning assets decreased to 5.56% from 5.93%.  The decrease is primarily the result of lower interest rates on our loan portfolio and mortgage-backed securities compared to the same period last year due to a lower interest rate environment.  In addition, we experienced a slight increase in non-accrual loans compared to the same period last year, which also negatively impacted the yield on our interest-earning assets.

Total interest expense decreased $1.0 million, or 28.9%, for the three month period ended March 31, 2010, compared to the same period in the prior year.  The decrease was primarily attributable to a decrease in the average balance and average interest rate on our interest-bearing liabilities.  For the three month period ended March 31, 2010, our average interest-bearing liabilities were $371.7 million with an average rate of 2.79%, compared to $390.2 million with an average rate of 3.74% for the corresponding period last year.

Net interest income increased $273,000, or 9.9%, for the three month period ended March 31, 2010, compared to the same period in the prior fiscal year.  Due to a lower average return on our interest-bearing liabilities, our net interest rate spread increased to 2.77% for the three month period ended March 31, 2010 from 2.19% for the same period in the prior year.  The ratio of our interest-earning assets to interest-bearing liabilities decreased to 108.13% from 109.85%.

We are currently experiencing a compression of our interest rate margins due to slowing demand for loans and lower yields on loan originations and investment security offerings. This lower interest rate environment for loans and investment securities compresses the interest rate spread by reducing interest income. We believe that the continued decline of prevailing rates on fixed rate deposits and Federal Home Loan Bank advance funding structures will be favorable to us as existing fixed rate instruments re-price to lower market rates, reducing interest expense.  During the current quarter, a $28.0 million FHLB borrowing with a rate of 6.28% matured which was replaced with lower rate FHLB borrowings of $12 million with a rate set at 1.85% and $8 million with a rate set at 1.18%.  Interest rate margins will be further enhanced when and if economic conditions begin to become more favorable to lending and funds currently held in investment securities can be redirected back into the loan portfolio.

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

Compared to the same period last year, the current economic environment has led to an increased volume in loan delinquencies, an increase of internally criticized loans, and the devaluation of real estate collateral used to secure some of these loans; however, these types of loans have remained stable since year ended December 31, 2009.  The allowance for loans losses is very subjective in nature, relying significantly on historical loss experience, collateral valuations available to management on specific loans, and economic conditions.    While we continue to be mindful of the continued problems within the economy and its impact on our loan portfolio as well as the inherent risk within the portfolio, there are early signs of economic improvement, and as a result, management believes no provision was necessary during the three months ending March 31, 2010.

During the three months ended March 31, 2010, the allowance decreased in net by $1.0 million or 12.5%, to $7.2 million at March 31, 2010 from $8.2 million at December 31, 2009, as a result of net charge-offs of approximately $1.0 million. At March 31, 2010, the allowance was 2.88% of total loans held-for-investment, compared to 3.28% of total loans held-for-investment, at December 31, 2009.

During the three months ended  March 31, 2010, we experienced a  decrease in charge-offs in our loan portfolio as well as a decrease in our loans held-for-investment portfolio, which was considered in management’s analysis of the adequacy of the allowance during the period, and at period end.   The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Management’s analysis of our impaired loans represents a level of reserves of approximately $4.3 million for the period ending March 31, 2010 compared to approximately $4.2 million at December 31, 2009.   The decrease in our loans-held-for-investment during the period, including with respect to the value of the collateral securing such impaired loans, resulted in an overall effect of a decrease in the allowance as a percentage of total loans held-for-investments.

Assets subject to our Loan Committee review include loans which meet our criteria for classification as sub-standard due to collateral deficiencies that may reflect inherent losses.  Based on the review of the individual loans involved, management estimates inherent losses. We continue to assess the allowance as new and relevant data is obtained.  Assets subject to our Loan Committee criticism include loans which meet the sub-standard criteria due to collateral deficiencies that may reflect possible losses. Based on the review of the individual loans involved, management estimates probable losses. Management continues to assess the probable losses as new and relevant data is obtained.

We believe that the allowance reflects our best estimate of the probable inherent losses existing in our $248.3 million loans-held for investment portfolio as of March 31, 2010.  The $4.7 million loan held-for-sale portfolio has been committed to be purchased by investors at March 31, 2010 and will be settled subsequent to that date.

Our determination of the adequacy of the allowance requires significant judgment, and estimates of probable losses inherent in the loans held-for-investment portfolio can vary significantly from the amounts actually observed. See Critical Accounting Policies in the 2009 Form 10-K. While we use available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolios, changes in the financial condition of borrowers, such as may result from changes in economic conditions, or other considerations determined by management to be appropriate.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio and the allowance.  Such review may result in additional provisions based upon their judgments of information available at the time of each examination.

We have developed a comprehensive review process to monitor the adequacy of the allowance.  The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies and relies on relevant observable data.  The observable data considered in the determination of the allowance is modified as more relevant data becomes available.  The results of this review process support management’s view that the allowance reflects probable losses within the loan portfolio as of March 31, 2010.

Changes in the estimation valuations may take place based on the status of the economy and the estimate of the value of the property securing loans, and as a result, the allowance may increase or decrease.  Future adjustments could substantially affect the amount of the allowance.

The following occurred during the three months ending March 31, 2010, which impacted the allowance analysis:

•                  We experienced defaults in 1-4 family residential loans of approximately $560,000.

•                  We experienced defaults in lot loans of approximately $331,000.

•                  We experienced defaults in commercial loans of approximately $133,000.

All of the above-referenced loan defaults were charged off to the allowance during the three months ended March 31, 2010.

We believe our evaluation as to the adequacy of the allowance as of March 31, 2010 is appropriate, and caution the reader that the provisioning for the three month period is not necessarily indicative of future provisioning.  Subjective judgment is significant in the determination of the provision and allowance, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans. The establishment of allowance factors is a continuing exercise, based on management’s assessment of the factors and their impact on the portfolio, and that allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and/or charge-off is normal and to be expected.  See above for discussion of some of the factors that have had a significant impact in the evaluation of the adequacy of our allowance.

We review on a monthly basis the adequacy of the allowance, and make provisions accordingly to meet the deemed losses within the portfolio.  For a better understanding and a more complete description of the allowance and the evaluation process, refer to the 2009 Form 10-K.

As shown below in tabular format, there was a decrease in charge-offs compared to the comparable period last year.  While there has been a decrease in loan charge-offs, we believe there are additional, unidentified, probable losses within the portfolio, which may be reflected as charge-offs against the allowance in future quarters as these losses manifest themselves and loan collection efforts continue.

	2010	2009
	1st Qtr	1st Qtr
Provision for loan losses	$0	$2,500,000

Loan charge-offs	$1,024,081	$2,482,050
Loan recoveries	3,929	27,268
Net Charge-offs	$1,020,152	$2,454,782

Allowance for loan losses at period end	$7,161,535	$4,990,746
Total loans held for investment at at period end	$248,337,943	$248,240,555
Allowance to total loans held for investment at period end	2.88%	2.01%

At March 31, 2010, total non-performing loans were $30.2 million, or 12.14% of total loans held for investment, compared to $30.1 million, or 12.08% of total loans held-for-investment, at December 31, 2009.  Non-performing loans consisted of $25.6 million that were non-accrual loans and $220,000 in accruing loans, which were contractually past due, but with current positions deemed to fully support recovery of principal and interest as of March 31, 2010 and approximately $4.4 million of restructured loans.  The allowance is approximately 27.8% of non-accrual loans, versus 30.4% at December 31, 2009.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

As previously reported, there has been an increase in court caseloads resulting in delays in ratification of foreclosure sale actions by the courts affecting mortgage lenders, including us.  This has resulted in both a lengthening of the curing time for delinquent loans and an increase in non-performing asset levels.  Recent Maryland legislation intended to provide extended notice periods and other protections to defaulting mortgagors will further delay the resolution of defaulting loans secured by residential properties, both owner and non-owner occupied.  We are also experiencing increased presence in the marketplace of short sales and resale of bank owned property, which is having a negative impact on real estate values and collateral on loans, in general. We are continuing our practice of working with borrowers to resolve delinquencies, with foreclosure action being the remedy of last resort when reasonable means to cure deficiencies in the best interest of both the Bank and the borrower, consistent with sound banking considerations, are exhausted.

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

Non-Interest Income

Total non-interest income decreased $47,000, or 9.1% for the three month period ended March 31, 2010, compared to the same period in the prior year.   The decrease for the three month period is primarily due to a $119,000 decrease on the gain on sale of loans and a $23,000 decrease on the gain on sale of investment securities available for sale, offset by a decrease in the loss on the sale of real estate acquired in settlement of loans and an increase in loan related fees.

Gain on sale of loans decreased $119,000 during the three months ended March 31, 2010 as compared to the same period last year due to both a decrease in new origination and in the premiums associated with loans sold in the secondary market. Our ability to realize gains in future periods will depend largely on interest rates and the demand for mortgage loans.

While production of loans held-for-sale has been negatively impacted nationally by the current market constriction as to non-conforming and non-traditional mortgage offerings, and overall credit tightening, the Bank continues to offer traditional mortgage financing through its mortgage banking operations.  Because loans we sell in the secondary market are with recourse, and we could be required to repurchase such loans if the purchasers turn out to be not creditworthy, we continue to monitor the anticipated negative impact and/or exposure of many of the larger secondary market investors, and as such have further reduced or eliminated the selling of loans to investors where liquidity or financial capacity is in question.

The decrease on the loss on sale of real estate acquired in settlement of loans for the three month period ending March 31, 2010 is the result of a net loss on the sale of four properties for which we recorded a net loss of $36,000 in the 2010 period compared to the sale of six properties for a net loss of $86,000 during the same period last year.  These losses are a result of falling property values resulting in our generally selling the properties for less than the value we had assigned to them as real estate owned in settlement of loans; however, management determined it was in our best interests to sell the properties at the lower prices at the current time in order to avoid the ongoing expense associated with maintaining these properties in our portfolio, including maintenance, costs and property taxes, and with selling the properties at a later date.

There were no gains on sale of investment securities for the three month period ending March 31, 2010, compared to $23,000 pretax, $15,000 net of tax for the same period last year.  The gain during the 2009 period resulted from one of our investments being called prior to maturity.

The increase in other loan fees for the three month period ending March 31, 2010 is primarily the result of fee that we were responsible for associated with a participation loan during the three months ending March 31, 2009.

Non-Interest Expenses

Non-interest expenses increased $274,000, or 8.7% for the three month period ending March 31, 2010, as compared to the corresponding prior year period.

The increase in non-interest expenses for the three month period ended March 31, 2010 compared to the same period last year was primarily due to increases of $254,000 in FDIC deposit insurance premiums and assessments and $146,000 in salaries and benefits, partially offset by a decrease of $138,000 provision for losses on real estate acquired in settlement of loans.

The increase in deposit insurance premiums is the result of an overall increase in FDIC assessment rates.

The increase in salaries and benefits is the result of annual increases and increased employee benefits expenses partially offset by a reduction in the costs associated with origination of loans as a result of decreased loan originations in the 2010 period compared to the prior year.  Benefit costs also increased due to higher medical and life insurance premiums.

We recognized an expense of $60,000 for the three month period ending March 31 2010 compared to an expense of $198,000 for the same three month period last year for the provision for losses on real estate acquired in settlement of loans.  These expenses are the result of obtaining updated appraisal and/or evaluations on the properties that have been classified as real estate owned, which resulted in additional write downs of certain properties as a result of continuing declines in real estate prices.

The increase in professional fees is the result of additional legal fees associated with the settlement of our IRS examination (See Part II, Item 1, Legal Proceeding) during the three months ending March 31, 2010, compared with the same period last year.

Income Taxes

A tax benefit of $194,000 occurred for the three months ended March 31, 2010, compared to a tax benefit of $859,000 for the same period last year.  The tax benefit was the result of the exclusion of income for the bank owned life insurance, and a tax benefit attributable to our investment portfolio of which a significant portion is not subject to Maryland state taxes as well as the reversal of a portion of a reserve established for an uncertain tax position resulting from a settlement of an IRS examination.  See Part II, Item 1, Legal Proceeding for further explanation.  The effective tax rates were (325.4%) and (35.9%) for the respective three month periods ended March 31, 2010 and 2009.

Liquidity and Capital Resources

Total assets were $437.8 million and $438.0 million at March 31, 2010 and December 31, 2009, respectively. The slight decrease in assets at March 31, 2010, compared to December 31, 2009, was primarily attributable to a decrease in the available for sale mortgage-backed securities offset by increases in total cash and cash equivalents and the loans held for investment portfolio.

Deposits were $260.2 million at March 31, 2010, compared to $253.8 million at December 31, 2009.  The increase in deposits at March 31, 2010, compared to December 31, 2009, was primarily due to an increase in our savings accounts.  During this period, our rates on money fund accounts were slightly higher than the Bank’s competitors, resulting in an increase in deposits.  Management anticipates continuing to utilize excess funding liquidity to offset a runoff of higher cost certificates of deposit which were previously originated to fund loan production.

Borrowings at March 31, 2010 and December 31, 2009 are as follows:

	Balance as of
	March 31,	Weighted	December 31,	Weighted
	2010	Avg Rate	2009	Avg Rate

FHLB-advances -fixed	$91,000,000	3.37%	$99,000,000	4.56%
Reverse Repurchase Agreement	30,000,000	3.82%	30,000,000	3.82%
	$121,000,000		$129,000,000

At December 31, 2009, FHLB advances totaled $99.0 million.  During the three month period ending March 31, 2010, a FHLB advance for $28.0 million with a fixed rate of 6.28% matured during the quarter which we replaced with two FHLB advances, which included a $12.0 million advance with a fixed rate of 1.85% and an $8.0 million advance with a fixed rate of 1.18% bringing the FHLB advance balance to $91.0 million.  Reverse Repurchase Agreement remained at $30.0 million at March 31, 2010 and December 31, 2009.

Total borrowings are $121.0 million as of March 31, 2010.  We maintain funding activities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion.  To the extent we do not or cannot use FHLB borrowings, we would expect to rely on alternative funding sources, including our deposit base and correspondent bank lines of credit.

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

Funding requirements are impacted by loan originations and maturities of CDs and borrowings.  We comply with regulatory guidelines regarding required liquidity levels and monitor our liquidity position.  In an effort to reduce exposure to liquidity risk, the Board’s Asset and Liability Committee monitors our sources of funds and our assets and liabilities, which may result in a change of our asset, liability, and off-balance sheet positions.   Long-term liquidity is generated through growth in our deposits and long-term debt, while short-term liquidity is generated though federal funds and securities sold under agreement to repurchase. We maintain sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal pay-downs on loans and MBS and proceeds realized from loans held for sale.

Current regulations require subsidiaries of an institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of an institution’s regulatory capital.  The Bank’s regulatory capital and regulatory assets below also reflect increases of $1.6 million and $2.7 million, respectively, which represents unrealized losses (after-tax for capital deductions and pre-tax for asset deductions, respectively) on mortgage-backed securities and investment securities classified as available for sale.  In addition, the Bank’s risk-based capital reflects an increase of $2.8 million in the general loan loss reserve.  The loan loss reserve factor represents 1.25% of the Bank’s risk-weighted assets.  The following table shows regulatory thrift capital ratios required, the Bank’s actual ratios, and the amount by which the Bank’s ratios exceed required capital ratios, as of March 31, 2010.

Capital Category	Regulatory Ratios Required	Bank’s Amount and Ratio	Bank’s Excess of Requirements	Calculations	Based Upon
Leverage	$17,321,819	$47,118,264	$29,796,445	$47,118,264	Regulatory Capital
	4.00%	10.88%	6.88%	$433,045,467	Regulatory Assets

Tangible	$6,495,682	$47,118,264	$40,622,582	$47,118,264	Regulatory Capital
	1.50%	10.88%	9.38%	$433,045,467	Regulatory Assets

Risk-Based	$21,211,914	$46,676,797	$25,464,883	$46,676,797	Regulatory Capital
	8.00%	17.60%	9.60%	$265,148,919	Risk-Weighted Assets

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

The Qualified Thrift Lender Test currently requires that “qualified thrift investments” be at least 65% of portfolio assets as defined by the Office of Thrift Supervision (“OTS”).  At March 31, 2010, our ratio was approximately 82% of defined portfolio assets.

Off-Balance Sheet Transactions

We are a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated Statement of Financial Condition.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Commitments to originate new loans	$2,964,800
Unfunded commitments to extend credit under existing construction, equity line and commercial lines of credit	27,298,552
Standby letters of credit	684,304
Commitments to sell loans held-for-sale	4,704,798

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

Information Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. The statements presented herein with respect to, among other things, the impact of recent accounting pronouncements, our expectations regarding increasing our nonresidential loan portfolios, expansion of our commercial base and the impact of such expansion, the impact of future potential economic conditions, future interest rates and their impact on us, the allowance for loan losses, the collectability of non-accrual loans, the impact of pending legislation, additional FDIC special assessments, expected impact on expenses of recent staffing reductions, the Bank’s continuing to meet its capital requirements and future sources and uses of liquidity and capital resources are forward-looking.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d — 15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2010.

During the period covered by the report, there were no changes (including corrective actions with regard to significant or material weaknesses) in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.  Legal Proceedings

From time to time we may be involved in ordinary routine litigation incidental to our business.  At March 31, 2010, other than as discussed below, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

During 2003 we donated land we had foreclosed upon to the Maryland Environmental Trust and took a tax deduction for a conservation easement charitable donation. On April 6, 2006, the Internal Revenue Service issued a notice attributable to the disallowance of the conservation easement charitable donation. We had valued the donation at $2.1 million based on an appraisal of the land, and the deduction netted us a tax benefit of $745,000. The IRS disagreed with the appraisal and asserted that it would not allow the deduction. On May 8, 2006, we filed a timely Protest appealing an Internal Revenue Service proposed adjustment on the valuation of the conservation easement donated to the Maryland Environmental Trust.  We have recorded a liability for uncertain income tax positions as required by guidance issued by the Financial Accounting Standards Board (“FASB”).  We were scheduled to begin trial on this matter on February 1, 2010. After exchanging expert reports and filing an extensive pretrial memorandum, the IRS conceded all of the legal issues in the case and agreed to a valuation of the easement in the amount of $1,300,000 (no penalties will be imposed). The final Decision has been signed and filed with the court. As previously noted, we recorded a liability of approximately $405,600, as a result of this pending issue.  The full value of unrecognized tax benefits at March 31, 2010 is $248,000, which represents tax and interest due. The liability was de-recognized and favorably impacted the effective tax rate for the period ending March 31, 2010. The remaining balance of this non-current income tax liability is recorded in other liabilities in our consolidated balance sheet at March 31, 2010.

Item 1A.    Risk Factors

There have been no material changes in the risk factors from those disclosed in Item 1A “Risk Factors” in our 2009 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any of our securities during the three months ended March 31, 2010.

Item 5.  Other Information

In our proxy statement for 2010 annual meeting of stockholders, we disclosed that Mr. Bowman and the Bank had agreed to extend the period by which the Board must determine whether to renew Mr. Bowman’s employment agreement from March 2010 to April 20, 2010, or else the agreement would expire in March 2011.  Mr. Bowman and the Bank have subsequently extended the date by which the Board must determine whether to renew the agreement and such date is now set at May 15, 2010.

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

Date: May 13, 2010