Form 10-Q
period 2010-06-30
WSB Holdings Inc
filed 2010-08-13
CIK 1415022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended: June 30, 2010

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

There were 7,896,232 shares of Common Stock ($0.0001 Par Value) outstanding as of August 2, 2010.

WSB HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.  Financial Statments

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	June 30,	December 31,
	2010	2009

ASSETS
Cash	$1,368,137	$660,334
Federal funds sold and interest bearing deposits at FHLB - Atlanta	10,339,655	8,408,530
Total cash and cash equivalents	11,707,792	9,068,864

Loans receivable - net:
Held for sale	7,223,096	8,303,880
Held for investment (net of allowance for loan losses of $9,313,241 and $8,181,687 respectively)	234,632,968	241,054,538
Total loans receivable - net	241,856,064	249,358,418

Investment securities - available for sale at fair value	14,113,688	31,052,804
Investment securities - held to maturity	22,719,491
Mortgage-backed securities - available for sale at fair value	80,684,456	101,728,191
Mortgage-backed securities - held to maturity	1,846,693	3,680,814
Investment in Federal Home Loan Bank stock, at cost	6,158,000	5,910,500
Accrued interest receivable on loans	1,377,163	1,274,608
Accrued interest receivable on investments	716,363	736,281
Real estate acquired in settlement of loans	6,802,388	5,653,114
Bank owned life insurance	11,672,399	11,435,003
Premises and equipment - net	4,942,949	5,167,911
Income taxes receivable	676,090	676,090
Deferred income taxes	9,400,757	8,853,252
Other assets	3,032,277	3,358,281

TOTAL ASSETS	$417,706,570	$437,954,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$11,090,745	$9,633,496
Interest bearing	250,452,893	244,187,986
Total deposits	261,543,638	253,821,482

Federal Home Loan Bank borrowings	91,000,000	99,000,000
Other borrowings	—	30,000,000
Advances from borrowers for taxes and insurance	881,969	471,863
Accounts payable, accrued expenses and other liabilities	12,114,904	1,804,069

TOTAL LIABILITIES	365,540,511	385,097,414

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value, 7,896,232 and 7,855,732 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	790	785
Additional paid-in capital	10,808,752	10,717,631
Retained earnings - substantially restricted	42,686,759	44,854,805
Accumulated other comprehensive loss	(1,330,242)	(2,716,504)

TOTAL STOCKHOLDERS’ EQUITY	52,166,059	52,856,717

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$417,706,570	$437,954,131

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$3,930,511	$4,039,038	7,784,539	$7,895,599
Interest on mortgage-backed securities	1,186,758	1,899,439	2,532,894	3,762,625
Interest and dividends on investments	444,263	394,820	826,314	1,024,691

Total interest income	5,561,532	6,333,297	11,143,747	12,682,915

INTEREST EXPENSE:
Interest on deposits	1,279,075	2,137,196	2,594,627	4,282,882
Interest on other borrowings	1,020,577	1,478,948	2,264,658	2,933,108

Total interest expense	2,299,652	3,616,144	4,859,285	7,215,990

NET INTEREST INCOME	3,261,880	2,717,153	6,284,462	5,466,925
Provision for loan losses	2,400,000	250,000	2,400,000	2,750,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	861,880	2,467,153	3,884,462	2,716,925

NON-INTEREST INCOME:
Loan related fees	90,301	142,967	177,907	212,652
Gain on sale of loans	258,645	230,618	381,790	472,902
Gain on sale of investment securities - available for sale	769,170	—	769,170	23,344
Loss on sale of real estate acquired in settlement of loans	(6,802)	(28,998)	(43,202)	(114,846)
Loss on disposal of premises and equipment	—	—	—	(12,045)
Service charges on deposits	34,446	35,081	69,442	65,232
Rental income	104,617	101,433	206,056	202,865
Other income	162,847	166,564	318,076	310,452

Total non-interest income	1,413,224	647,665	1,879,239	1,160,556

NON-INTEREST EXPENSE:
Salaries and benefits	1,694,985	1,395,719	3,255,980	2,811,071
Occupancy expense	171,577	173,970	348,617	361,185
Depreciation	126,766	167,274	264,492	345,896
Advertising	74,373	69,118	157,265	134,789
Service bureau charges	139,118	144,089	272,176	280,088
Service charges from banks	9,015	8,581	17,663	15,953
Stationary, printing and supplies	49,521	43,792	82,882	85,130
Professional services	162,622	202,729	393,674	391,158
FDIC Insurance	312,561	283,807	614,489	331,975
Debt pre-payment penalty	1,967,187	—	1,967,187	—
Provision for losses on real estate acquired in settlement of loans	439,173	82,710	499,414	132,738
Other taxes	71,003	66,869	152,232	281,186
Other	833,350	610,031	1,454,128	1,232,465

Total non-interest expense	6,051,251	3,248,689	9,480,199	6,403,634

LOSS BEFORE INCOME TAXES	(3,776,147)	(133,871)	(3,716,498)	(2,526,153)

INCOME TAX BENEFIT	(1,354,358)	(92,847)	(1,548,453)	(952,127)

NET LOSS	$(2,421,789)	$(41,024)	(2,168,045)	$(1,574,026)

BASIC LOSS PER COMMON SHARE	$(0.31)	$(0.01)	(0.28)	$(0.20)

DILUTED LOSS PER COMMON SHARE	$(0.31)	$(0.01)	(0.28)	$(0.20)

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.00	$0.04	0.00	$0.08
AVERAGE COMMON SHARES OUTSTANDING	7,876,610	7,849,732	7,866,171	7,847,516
AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,876,610	7,849,732	7,866,171	7,847,516

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Loss	Equity

BALANCE, JANUARY 1, 2009	$782	$10,629,489	$51,513,227	$(8,453,273)	$53,690,225

Exercise of Stock Options	3	64,117	—	—	64,120

Tax effect of Stock Option Exercised	—	8,432	—	—	8,432

Stock-based Compensation	—	2,344	—	—	2,344

Comprehensive Income:

Net loss	—	—	(1,574,025)	—	(1,574,025)

Other comprehensive income (loss) Reclassification adjustment for gains, net of taxes of $9,207	—	—	—	(14,137)	(14,137)

Net changes in unrealized appreciation on available for sale securities	—	—	—	2,816,408	2,816,408

Total comprehensive Loss					1,228,246

Cash dividend declared (0.08 per common share)	—	—	(627,978)	—	(627,978)

BALANCE, JUNE 30, 2009	$785	$10,704,382	$49,311,224	$(5,651,002)	$54,365,389

BALANCE, JANUARY 1, 2010	$785	$10,717,631	$44,854,805	$(2,716,504)	$52,856,717

Exercise of Stock Options	5	91,120	—	—	91,125

Comprehensive Income:

Net loss	—	—	(2,168,045)	—	(2,168,045)

Other comprehensive income (loss) Reclassification adjustment for gains, net of taxes of $303,361				(465,809)	(465,809)

Net changes in unrealized appreciation on available for sale securities	—	—	—	1,852,071	1,852,071

Total comprehensive loss					(781,783)

BALANCE, JUNE 30, 2010	$790	$10,808,751	$42,686,760	$(1,330,242)	$52,166,059

See notes to consolidated financial statements

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2010	2009
OPERATING ACTIVITIES:

Net loss	$(2,168,045)	$(1,574,026)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan losses	2,400,000	2,750,000
Stock-based compensation	—	2,344
Depreciation	264,492	345,896
Loss on disposal of premises and equipment	—	12,045
Accretion of discounts on investment securities	17,477	1,888
Gain on sale of investment securities	(769,170)	(23,344)
Loss on sale of real estate acquired in settlement of loans	43,202	114,846
Gain on sale of loans	(381,790)	(472,902)
Loans originated for sale	(34,330,730)	(62,455,420)
Proceeds from sale of loans originated for sale	35,793,302	61,556,081
Increase in cash surrender value of bank owned life insurance	(237,396)	(245,629)
Deferred income taxes	(1,450,315)	(282,218)
Excess tax benefit from stock-based compensation	—	(8,432)
(Increase) decrease in accrued interest receivable	(82,637)	45,126
Decrease (increase) in other assets	326,005	(48,801)
(Decrease) increase in net deferred loan fees	(57,277)	33,355
Change in income taxes payable/receivable	—	(679,930)
(Decrease) increase in accrued interest payable	(12,047)	23,163
Increase (decrease) in accounts payable, accrued expenses and other liabilities	10,310,835	(213,196)

Net cash provided by (used in) operating activities	9,665,906	(1,119,154)

INVESTING ACTIVITIES:

Net decrease (increase) in loans	631,187	(17,485,945)
Redemption (purchase) of mortgage-backed securities - available for sale	75,186	(25,619,447)
Repayment of mortgage-backed securities - available for sale	25,499,354	19,559,968
(Purchase) redemption of Federal Home Loan Bank Stock	(247,500)	175,200
Purchase of investment securities - available for sale	(62,748)	(64,055)
Purchase of investment securities - held to maturity	(22,735,000)	—
Repayment of investment securities - available for sale	2,375,709	20,592,780
Purchase of premises and equipment	(39,530)	(114,326)
Sale of investment securities - available for sale	14,985,745	—
Development of real estate acquired in settlement of loans	(48,777)	(37,735)
Proceeds from sale of real estate acquired in settlement of loans	2,303,963	2,158,119

Net cash provided by (used in) investing activities	22,737,589	(835,441)

FINANCING ACTIVITIES:

Net increase in demand deposits, NOW accounts and savings accounts	11,571,432	9,068,787
Proceeds from issuance of certificates of deposit	16,675,685	36,493,271
Payments for maturing certificates of deposit	(20,512,915)	(39,039,586)
Net increase in advance payments by borrowers for taxes and insurance	410,106	439,846
Cash dividend paid	—	(627,978)
Decrease in advance from the Federal Home Loan Bank	(8,000,000)	(4,100,000)
Decrease in other borrowings	(30,000,000)	—
Excess tax benefit from stock-based compensation	—	8,432
Proceeds from exercise of stock options	91,125	64,120

Net cash (used in) provided by financing activities	(29,764,567)	2,306,892

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,638,928	352,297

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,068,864	4,050,612

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,707,792	$4,402,909

CASH PAID DURING THE PERIOD FOR:

Income taxes	$—	$—

Interest	$5,053,790	$7,199,822

Non-cash transactions:
Transfer from loans to foreclosed real estate	$3,447,661	$3,395,559

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

1.      Financial Statements

The Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 have been prepared by WSB Holdings, Inc. (“WSB” or the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented, have been made.  All significant intercompany transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.   Management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”), a copy of which is available at www.twsb.com and www.sec.gov.  The results of operations for the period ended June 30, 2010, are not necessarily indicative of the operating results for the full year, or any other period.

Certain prior year’s amounts have been reclassified to conform with the current year’s presentation.

2.      Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted Earnings Per Common Share (“EPS”) computation for all periods presented in the Consolidated Statements of Operations.

	Three Months Ended June 30,
	2010			2009
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net loss available to Common Stockholders	$(2,421,789)	7,876,610	$(0.31)	$(41,024)	7,849,732	$(0.01)

Effect of Dilutive Options Incremental Shares		0			0

Diluted EPS Netloss available to Common Stockholders	$(2,421,789)	7,876,610	$(0.31)	$(41,024)	7,849,732	$(0.01)

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

	Six Months Ended June 30,
	2010			2009
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net loss available to Common Stockholders	$(2,168,045)	7,866,171	$(0.28)	$(1,574,026)	7,847,516	$(0.20)

Effect of Dilutive Options Incremental Shares		0			0

Diluted EPS Net loss available to Common Stockholders	$(2,168,045)	7,866,171	$(0.28)	$(1,574,026)	7,847,516	$(0.20)

For the three and six month periods, there was no dilutive effect on EPS as we experienced a loss for the quarter and six month period ending June 30, 2010.  Options to purchase 325,375 and 200,875 shares of common stock were excluded in the computation of diluted EPS for the three and six months ended June 30, 2010 because their effect would have been antidilutive.

For the three and six month periods ended June 30, 2009, there was no dilutive effect on EPS as we experienced a loss for the periods.  Options to purchase 454,475 and 325,375 shares of common stock were not included in the computation of diluted EPS for the three and six months ended June 30, 2009 because their effect would have been antidilutive.

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

There were no awards granted during 2010 or 2009.  In April 2007, 5,000 shares were awarded under the 1997 Plan to the Bank’s Chief Executive Officer, which have a ten-year contractual term and vested over a two year period.  There was no pre-tax stock-based compensation during the six months ending June 30, 2010 compared to $2,344 pre-tax stock-based compensation recognized in the Statement of Operations for the six months ending June 30, 2009.

All outstanding options are vested and there is currently no unrealized compensation cost related to non-vested share based compensation arrangements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

Stock Option Plans - We have five stock option plans, which reserve shares of common stock for issuance to certain key employees and non-employee directors. Collectively, these plans reserve 2,310,000 shares for issuance pursuant to options as of June 30, 2010, 1,899,125 options have been granted or expired and 410,875 options remain available for grant. Options granted generally expire ten years after grant date and are exercisable at 50% one year after the date of grant and the remaining 50% two years after the date of grant, with the exceptions of (1) options granted under the Non-Employee Directors’ Plan, which options are exercisable at 25% on the first and second anniversary dates and the remaining 50% three years after the date of grant and (2) the 5,000 option grant to WSB’s CEO in September 2005, which were fully vested at time of grant and expire 5 years after the date of grant. The exercise price of the options granted pursuant to these plans is in each case the fair market value of the shares on the date of grant.

The following table summarizes stock option activity for the six month period ended June 30, 2010:

4.                   Uncertain Income Tax Positions

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2009	445,475	$3.33
Exercised	(40,500)	2.25
Granted	—	—
Forfeited	—	—

Outstanding at June 30, 2010	404,975	$3.43	1.04	$93,469
Exercisable at June 30, 2010	404,975	$3.43	1.04	$93,469

We have recorded a liability for uncertain income tax positions as required by guidance issued by the Financial Accounting Standards Board (“FASB”).  We were scheduled to begin trial on this matter on February 1, 2010. After exchanging expert reports and filing an extensive pretrial memorandum, the IRS conceded all of the legal issues in the case and agreed to a valuation of the easement in the amount of $1,300,000 (no penalties will be imposed). The final Decision has been signed and filed with the court. As previously noted, we initially recorded a liability of approximately $405,600, as a result of this pending issue.  The liability has been completely de-recognized and favorably impacted the effective tax rate for the period ending June 30, 2010.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

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

Level 1 inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

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

Loans

We do not record loans held-for-investment at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s Accounting Standards Codification Receivables Topic.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2010, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with guidance regarding fair value measurements, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the loan as nonrecurring Level 3.

Loans Held for Sale- Loans held for sale are valued based on quotations from the secondary market for similar instruments and are classified as level 2 of the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009:

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

	At June 30, 2010 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Loans Held-for-sale	$7,223		$7,223		$
Available-for-sale, FHLB Agencies callable	11,753	—	11,753	—	—
Available-for-Sale, Municipal Bonds	2,361	—	2,361	—	—
Available-for-Sale Residential MBS	80,684	—	47,572	33,112	—
	$102,021	$—	$68,909	$33,112	$—

	At December 31, 2009 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Loans Held-for-sale	$8,304		$8,304		$
Available-for-sale, FHLB Agencies callable	28,694	—	28,694	—	—
Available-for-Sale, Municipal Bonds	2,359	—	2,359	—	—
Available-for-Sale Residential MBS	101,728	—	66,671	35,057	—
	$141,085	$—	$106,028	$35,057	$—

Loans held-for-sale, which are carried at the lower of cost or market, did not have any impairment charge at June 30, 2010.

Assets included in Level 3 include our private-labeled mortgage-backed securities (“MBS”) due to lack of observable market data due to decreases in market activity for these securities.  Our policy is to recognize transfers in and out as of the actual date of the event or change in circumstances that caused the transfer.  No assets were transferred to Level 3 during the three and six month periods ending June 30, 2010.  The change in the assets included in Level 3 was due to principal repayments and the change in unrealized gains/losses for the six month period ending June 30, 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non- recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at June 30, 2010 and December 31, 2009 is included in the tables below:

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

	At June 30, 2010 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$26,180	$—	$26,180	$—
Real estate acquired in settlement of loans	6,802	—	6,802	—

	$32,982	$—	$32,982	$—

	At December 31, 2009 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$25,524	$—	$25,524	$—
Real estate acquired in settlement of loans	5,653	—	5,653	—

	$31,177	$—	$31,177	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $30,182,000, with a related valuation allowance of $4,002,000 at June 30, 2010 compared to principal balance of $30,110,000, with a related valuation allowance of $4,586,000 at December 31, 2009.

Real estate acquired in settlement of loans is carried at the lower of our recorded investment or fair value at the date of acquisition.  Write-downs to fair value at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs are included in non-interest expense.  Costs relating to the development and improvement of a property are capitalized, whereas those relating to holding the property are charged to expense when incurred.  The real estate is carried at the lower of acquisition or fair value net of estimated costs to sell subsequent to acquisition.  Operating expenses of real estate owned are reflected in other non-interest expenses.  The value of REO properties held due to foreclosures at June 30, 2010 was $6.8 million compared to $5.7 million at December 31, 2009.

Impaired loans, Real Estate Acquired in Settlement of Loans are classified as Level 2 within the valuation hierarchy.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(000’s)	(000’s)	(000’s)	(000’s)

Assets:
Cash and cash equivalents	$11,708	$11,708	$9,069	$9,069
Loans receivable, net	241,856	242,226	249,358	249,861
Mortgage-backed securities:
Held to maturity	1,847	1,976	3,681	3,846
Available for sale	80,684	80,684	101,728	101,728
Investment securities:
Held to maturity	22,719	22,920	—	—
Available for sale	14,114	14,114	31,053	31,053
Investment in Federal Home
Loan Bank stock	6,158	6,158	5,911	5,911
Bank Owned Life Insurance	11,672	11,672	11,435	11,435

Liabilities:
Deposits:
Non-interest-bearing	11,091	11,091	9,633	9,633
Interest bearing	250,453	255,803	244,188	245,677
Borrowings	91,000	92,023	129,000	130,138

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since reporting period ending June 30, 2010 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

6.       Investments and Mortgage-Backed Securities

Investment securities consist of the following:

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$11,028,145	$724,620	$—	$11,752,765
Municipal Bonds	2,297,766	63,157	—	2,360,923
	$13,325,911	$787,777	$—	$14,113,688

HELD TO MATURITY:
FHLB Agencies	$22,719,491	$200,432	$—	$22,919,923

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$27,557,681	$1,193,200	$56,892	$28,693,989
Municipal Bonds	2,299,734	59,081	—	2,358,815
	$29,857,415	$1,252,281	$56,892	$31,052,804

Mortgage-backed securities consisted of the following:

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLMC pass-through certificates	$22,179,477	$436,175	$7,333	$22,608,319
FNMA pass-through certificates	4,911,594	216,367	—	5,127,961
Other pass-through certificates	57,270,496	833,712	5,156,032	52,948,176
	$84,361,567	$1,486,254	$5,163,365	$80,684,456

Weighted average interest rate	5.35%

HELD TO MATURITY:

Other pass-through certificates	$1,846,693	$129,730	$—	$1,976,423

Weighted average interest rate	8.70%

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

Gross unrealized losses and fair value by length of time that the individual available-for-sale investment and mortgage-backed securities have been in a continuous unrealized loss position is as follows:

	June 30, 2010		December 31, 2009
		Continuous		Continuous
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Less than 12 months
FHLMC	$6,200,911	$7,333	$11,582,768	$59,977
Other pass-through	—	—	—	—
More than 12 months
Other pass-through	37,798,592	5,156,032	39,501,637	6,534,848

Total	$43,999,503	$5,163,365	$51,084,405	$6,594,825

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

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

We believe that the unrealized losses, other than those included in the table above, are not other-than-temporary.  The unrealized losses are driven by market illiquidity causing price deterioration.  Because our intention is not to sell the MBS and it is not more likely than not that we will be required to sell the MBS before recovery of their amortized cost bases, which may be maturity, as such, management does not consider these MBS to be other-than-temporarily impaired at June 30, 2010.

During the third quarter of 2009, we recognized total non-cash other than temporary impairment (“OTTI”) charges to the consolidated statement of operations for $693,000 for one of our private-labeled MBS.  The OTTI charge relates to a credit loss.  Credit losses reflect the difference between the present value of the cash flows expected to be collected and the amortized cost.  The credit loss was determined through an income approach using prepayment speeds, default rates and default percentages.

The net other-than-temporary impairment losses recognized in earnings in 2009 relate to credit loss. Credit losses reflect the difference between the present value of the cash flows expected to be collected and the amortized cost.  The credit loss was determined through an income approach using prepayment speeds, default rates and default percentages.

There were no sales of mortgage-backed securities during the three and six month periods ending June 30, 2010.

Proceeds from the sale of investment securities available-for-sale were as follows for the six months ending June 30, 2010:

	June 30, 2010
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales

FHLB Agencies- called	$5,140,000	$5,140,000	$—
FHLB Agencies- sales	9,076,575	9,845,745	769,170
	$14,216,575	$14,985,745	$769,170

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

	June 30, 2009
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales

FHLB Agencies- called	$5,000,000	$5,023,344	$23,344

Approximately $5.1 million short term investments, callable agencies, were called during the six month period ending June 30, 2010.  Also, during the three month period ending June 30, 2010, we sold approximately $9.1 million in short term agencies.  The proceeds of these securities were used to partially pay off and unwind our outstanding borrowings that we had with a third party.  The gain realized of $769,000 on the sale of these securities offset the $1.9 million pre-payment penalty expense recognized for unwinding other borrowings.  This was part of management’s efforts this year to continue to strengthen the balance sheet for the future.

The gain from the same period of the prior fiscal year is the result of called short term investments within the Company’s portfolio.

7.       New Accounting Pronouncements

All pending but not yet effective Accounting Standards Updates (“ASU”) were evaluated and only those listed below could have a material impact on our financial condition or results of operations.

In January 2010, FASB issued amended guidance on fair value measurements and disclosures.  The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010.  These new disclosure requirements were adopted by WSB during the current periods, with the exception of the additional Level 3 requirements which is effective for fiscal years beginning after December 15, 2010. With the respect of portions of this guidance adopted during the current period, the adoption did not have a material impact on our financial position, results of operations, cash flows or disclosures.  We do not believe that the adoption of the remaining portion of this guidance will have a material impact on our financial position, results of operations, cash flows or disclosures.

ASU No. 2010-20, “Receivables (Topic 830) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after January 1, 2011.

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

Overview

The consolidated financial statements include WSB Holdings, Inc. (“WSB”) and its wholly owned subsidiaries, The Washington Savings Bank FSB (the “Bank”), and WSB, Inc. and WSB Realty, Inc. (collectively referred to herein, as the “Company”).

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses.  Information concerning this policy is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).  There were no significant changes in this accounting policy during the six months ending June 30, 2010.

Consolidated Results of Operations

Net loss for the three and six months ended June 30, 2010 was $2.4 million, or ($0.31) per basic and diluted share, and $2.2 million, or ($0.28) per basic and diluted share, respectively, compared to net loss of $41,000 or ($0.01) per basic share and diluted share and $1.6 million or ($0.20) per basic share and diluted share, respectively, for the corresponding 2009 periods. Net loss for the three and six month periods ended June 30, 2010, represents increases of $2.4 million, or 5807% and $594,000, or 38%, over the same periods last year.

The increase in net loss for the three month period ending June 30, 2010, is primarily the result of a $2.4 million loan loss provision compared to providing $250,000 to our Allowance for Loan Losses during the corresponding 2009 period and an increase in non-interest expense, primarily as a result of a $2.0 million one-time pre-payment penalty as a result of unwinding $30.0 million in other borrowings compared to the same three month period last year.

The increase in net loss for the six month period ending June 30, 2010, is primarily the result of an increase in non-interest expense during the period as of result of the $2.0 million one-time pre-payment penalty discussed above.

The increase in net loss for the three and six month periods ending June 30, 2010 reflects a 20% and 15% increase in net-interest income and a 118% and 62% increase in non-interest income, respectively, partially offsetting the 86% and 48% increase in non-interest expense for the three and six month periods ending June 30, 2010 compared to the same periods last year.  The increase in net interest income for the three and six month periods reflects a 36% and 33% decrease in our cost of funds, primarily as a result of a decrease in the average balance and average yield on interest-bearing liabilities. The increase in non-interest income is primarily the result of increase on gain on sales of investments.

Gain on the sale of investments for the three and six month periods ending June 30, 2010, included approximately $769,000 pretax, $508,000 net of tax, compared to no gains for the three month period last year and approximately $23,000 pretax, $15,000 net of tax, for the six month period last year.  Gain on the sale of investments is the result of the Bank selling approximately $9.1 million of our callable agencies to offset the one-time pre-payment penalty that we recognized in non-interest expenses due to the payoff of $30.0 million in other borrowings that we had to a third party.

While the investment portfolio continues to be in a net unrealized loss position as of June 30, 2010, most of the securities are either U.S. Government agency securities or highly rated.  However, as of June 30, 2010, there are seven MBS that have been rated less than investment grade by at least one agency.  We continue to aggressively monitor the performance of these securities and the underlying collateral, and reported an other-than-temporary impairment of $692,800 on only one of these downgraded MBS, which was reported during third quarter of 2009 relating to credit loss.  See Note 6 to our consolidated financial statements for a full explanation.  At the present time, no other investments have been designated as other than temporarily impaired.

Interest Income/Expense

Total interest income decreased $772,000, or 12.2%, and $1.5 million, or 12.1% for the three and six month periods ending June 30, 2010, compared to the corresponding periods last year, due primarily to a decrease in the average volume and average yield on interest-earning assets.

The average six month balance of interest-earning assets decreased to $400.3 million for the six months ending June 30, 2010 from $431.0 million for the six months ending June 30, 2009, due primarily to a decrease in MBS, offsetting the increase in federal funds.  The decrease on MBS is primarily the result of principal pay-downs.  The average yield on our interest-earning assets decreased to 5.57% from 5.89%.  The decrease is primarily the result of lower interest rates on our loan portfolio and mortgage-backed securities compared to the same period last year due to a lower interest rate environment.  In addition, we experienced a slight increase in non-accrual loans compared to the same period last year, which also negatively impacted the yield on our interest-earning assets.

Total interest expense decreased $1.3 million, or 36.4%, and $2.4 million, or 32.7%, respectively, for the three and six month periods ended June 30, 2010, compared to the same periods in the prior year.  The decrease was attributable to both a decrease in the average balance and average interest rate on our interest-bearing liabilities.  For the six month period ended June 30, 2010, our average interest-bearing liabilities were $367.1 million with an average rate of 2.67%, compared to $392.9 million with an average rate of 3.70%, for the corresponding period last year.

Net interest income increased $545,000, or 20.1%, and $818,000, or 15.0%, respectively, for the three and six month periods ended June 30, 2010, compared to the same periods in the prior year.  Due to a lower average cost of our interest-bearing liabilities, our net interest rate spread increased to 2.90% for the six month period ended June 30, 2010 from 2.54% for the same period in the prior year.  The ratio of our interest-earning assets to interest-bearing liabilities decreased to 109.04% from 109.69%.

We are currently experiencing a compression of our interest rate margins due to slowing demand for loans and lower yields on loan originations and investment security offerings. This lower interest rate environment for loans and investment securities compresses the interest rate spread by reducing interest income. We believe that the continued decline of prevailing rates on fixed rate deposits and FHLB advance funding structures will be favorable to us as existing fixed rate instruments re-price to lower market rates, reducing interest expense.  During the first quarter of 2010, a $28.0 million FHLB borrowing with a rate of 6.28% matured which was replaced with lower rate FHLB borrowings of $12 million with a rate set at 1.85% and $8 million with a rate set at 1.18%.  Interest rate margins will be further enhanced when and if economic conditions begin to become more favorable to lending and funds currently held in investment securities can be redirected back into the loan portfolio. During the current quarter, $30.0 million of our other borrowings, which consisted of reverse repurchase agreement with a third party was paid off.

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

Compared to the same period last year, the current economic environment has led to an increased volume in loan delinquencies, an increase of internally criticized loans, and the devaluation of real estate collateral used to secure some of these loans; however, these types of loans have remained stable since year ended December 31, 2009.  The allowance for loans losses is very subjective in nature, relying significantly on historical loss experience, collateral valuations available to management on specific loans, and economic conditions.    The challenges caused by the recent recession and continuing high unemployment levels and uncertain real estate valuations, have resulted in the Bank shortening its loss history look back period used for the allowance for loan losses from 36 months to 12 months.  As a result of higher levels of charge-offs during the preceding twelve-month period, this change in the look back period required us to increase our loan loss reserves during the quarter ended June 30, 2010 despite decreases in charge-offs and in our loans held-for-investment during 2010.  We continue to be mindful of the continued problems within the economy and its impact on our loan portfolio as well as the inherent risk within the portfolio, and management will make adjustments to the allowance and loan loss provision as necessary. The shortened loss history component of our calculation of the allowance for loan losses was due, in part, to recent recommendations from our regulators.

During the six months ended June 30, 2010, the allowance increased in net by $1.1 million or 13.8%, to $9.3 million at June 30, 2010 from $8.2 million at December 31, 2009, as a result of net charge-offs of approximately $1.2 million. At June 30, 2010, the allowance was 3.82% of total loans held-for-investment, compared to 3.28% of total loans held-for-investment, at December 31, 2009.

As noted above during the six months ended June 30, 2010, we experienced a decrease in charge-offs in our loan portfolio as well as a decrease in our loans held-for-investment portfolio.   The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Management’s analysis of our impaired loans represents a level of reserves of approximately $4.0 million for the period ending June 30, 2010 compared to approximately $4.2 million at December 31, 2009.   As discussed above, recent conditions caused us to change our loss history look back period used for the allowance for loan loss estimates, resulting in an increase to our loan loss reserves during the second quarter of 2010.

Assets subject to our Loan Committee review include loans which meet our criteria for classification as sub-standard due to collateral deficiencies that may reflect inherent losses.  Based on the review of the individual loans involved, management estimates inherent losses. We continue to assess the allowance as new and relevant data is obtained.

We believe that the allowance reflects our best estimate of the probable inherent losses existing in our $243.9 million loans-held for investment portfolio as of June 30, 2010.  The $7.2 million loan held-for-sale portfolio has been committed to be purchased by investors at June 30, 2010 and will be settled subsequent to that date.

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

We have developed a comprehensive review process to monitor the adequacy of the allowance.  The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies and relies on relevant observable data.  The observable data considered in the determination of the allowance is modified as more relevant data becomes available.  The results of this review process support management’s view that the allowance reflects probable losses within the loan portfolio as of June 30, 2010.

Changes in the estimation valuations may take place based on the status of the economy and the estimate of the value of the property securing loans, and as a result, the allowance may increase or decrease.  Future adjustments could substantially affect the amount of the allowance.

The following occurred during the six months ending June 30, 2010, which impacted the allowance analysis:

•                  We experienced defaults in 1-4 family residential loans of approximately $510,000.

•                  We experienced defaults in 1-4 construction loans of approximately $232,000

•                  We experienced defaults in lot loans of approximately $399,000.

•                  We experienced defaults in commercial loans of approximately $127,000.

All of the above-referenced loan defaults were charged off to the allowance during the six months ended June 30, 2010.

We believe our evaluation as to the adequacy of the allowance as of June 30, 2010 is appropriate, and caution the reader that the provisioning for the three and six month periods is not necessarily indicative of future provisioning.  Subjective judgment is significant in the determination of the provision and allowance, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans. The establishment of allowance factors is a continuing exercise, based on management’s assessment of the factors and their impact on the portfolio, and that allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and/or charge-off is normal and to be expected.  See above for discussion of some of the factors that have had a significant impact in the evaluation of the adequacy of our allowance.

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

	2010		2009
	2nd Qtr	1st Qtr	2nd Qtr	1st Qtr
Provision for loan losses	$2,400,000	$0	$250,000	$2,500,000

Loan charge-offs	$560,091	$1,024,081	$673,138	$2,482,050
Loan recoveries	311,797	3,929	12,048	27,268
Net Charge-offs	$248,294	$1,020,152	$661,090	$2,454,782

Allowance for loan losses at period end	$9,313,241	$7,161,535	$4,579,656	$4,990,746
Total loans held for investment at period end	243,946,209	$248,337,943	$252,853,842	$248,240,555
Allowance to total loans held for investment at period end	3.82%	2.88%	1.81%	2.01%

At June 30, 2010, total impaired loans were $30.2 million, or 12.38% of total loans held for investment, compared to $30.1 million, or 12.08% of total loans held-for-investment, at December 31, 2009.  Non-performing loans consisted of $19.4 million that were non-accrual loans at June 30, 2010 and approximately $10.8 million of restructured loans.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

	At June 30,	At December 31,
	2010	2009
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single family	$7,524	$6,278
Land	6,410	4,529
Construction	—	3,446

Non-mortgage loans:
Consumer	1	—
Commercial	4,826	11,655
Non-residential	643	1,046
Total non-accrual loans	19,404	26,954

Foreclosed real estate	6,802	5,653

Total non-performing assets	$26,206	$32,607

Total non-performing loans to total loans held-for-investment	7.95%	10.80%

Allowance for loan losses to total non-performing loans	48.00%	30.36%

Total non-performing loans to total assets	4.65%	6.15%

Total non-performing assets to total assets	6.27%	7.45%

Our policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $30.2 million at June 30, 2010 and $30.1 million at December 31, 2009.

A troubled debt restructuring (“TDR”) means that, due to a borrower’s current financial difficulties, we have granted a concession to the borrower that we would not otherwise have considered.  We do this when we believe the borrower may default on the loan without such concession and we believe the concession will increase the borrower’s ability to remain current on the loan, in order to maximize recovery of our investment. The majority of our TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), lowering of the interest rate and/or extending the maturity date of the loan.  All TDRs are reported as “impaired” but not reported as non-performing loans unless the restructured loans are more than 90 days delinquent or on non-accrual status.  As of June 30, 2010, we had $12.3 million in TDRs, of which $1.4 million were on non-accrual status, compared to $6.9 million in TDRs, of which $3.9 million were on non-accrual status as of December 31, 2009.

As previously reported, there has been an increase in court caseloads resulting in delays in ratification of foreclosure sale actions by the courts affecting mortgage lenders, including us.  This has resulted in both a lengthening of the curing time for delinquent loans and the possibility of an increase in non-performing asset levels.  Recent Maryland legislation intended to provide extended notice periods and other protections to defaulting mortgagors will further delay the resolution of defaulting loans secured by residential properties, both owner and non-owner occupied.  We are also experiencing increased short sales and resales of bank owned properties in the marketplace, which is having a negative impact on real estate values and collateral on loans, in general. We are continuing our practice of working with borrowers to resolve delinquencies, with foreclosure action being the remedy of last resort when reasonable means to cure deficiencies in the best interest of both the Bank and the borrower, consistent with sound banking considerations, are exhausted.  As a result of our current practice, our TDR loans have increased to $10.8 million at June 30, 2010, compared to $4.0 million at December 31, 2009.

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

Non-Interest Income

Total non-interest income increased $766,000, or 118.2%, and $719,000, or 61.9% for the three and six month periods ended June 30, 2010, compared to the same periods in the prior year.   The increases for the three and six month periods are primarily attributable to an increase in the gain on sale of investment securities

Gain on the sale of investments for the three month period ending June 30, 2010, included approximately $769,000 pretax, $508,000 net of tax, compared to no gains for the same period last year.  Gain on the sale of investments for the six month period included approximately $769,000 pretax, $508,000 net of tax, compared to $23,000 pretax, $15,000 net of tax, for the six month period last year.  Gain on the sale of investments is the result of the bank selling approximately $9.1 million of our callable agencies to offset the one-time pre-payment penalty that we recognized in non-interest expenses due to the payoff of $30.0 million in other borrowings that we had to a third party. The gain during the 2009 period resulted from one of our investments being called prior to maturity.

Gain on the sale of loans increased $28,000 for the three months ending June 30, 2010, but decreased $91,000 for the six month period ended June 30, 2010 as compared to the same periods last year due to both a decrease in new originations and in the premiums associated with loans sold in the secondary market.  Our ability to realize gains in future periods will depend largely on interest rates and the demand for mortgage loans.  Loan related fees also decreased $53,000 and $35,000 for the three and six month periods ending June 30, 2010, as a result of fewer loan originations compared to the same periods last year.

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

The loss on sale of real estate acquired in settlement of loans for the six month period ending June 30, 2010 is the result of the sale of six properties for which we recorded a net loss of $43,000 in the 2010 period compared to the sale of twelve properties for a net loss of $115,000 during the same period last year.  These losses are a result of falling property values resulting in our generally selling the properties for less than the value we had assigned to them as real estate owned in settlement of loans; however, management determined it was in our best interests to sell the properties at the lower prices at the current time in order to avoid the ongoing expense associated with maintaining these properties in our portfolio, including maintenance, costs and property taxes, and with selling the properties at a later date.

Non-Interest Expenses

Non-interest expenses increased $2.8 million, or 86.3% and $3.1 million, or 48.1% for the three and six month periods ending June 30, 2010, as compared to the corresponding prior fiscal year periods.

The increase in non-interest expenses for the three and six month periods ended June 30, 2010 compared to the same periods last year was primarily due to a $2.0 million pre-payment penalty paid during the second quarter, for which there was no corresponding expense during the 2009 periods.  The increase in non-interest expenses during the three month period was also impacted by increases of $356,000 in provision for losses on real estate acquired in settlement of loans, $299,000 in salaries and benefits and $223,000 in other expenses, partially offset by decreases of $41,000 in depreciation expenses and $40,000 in professional services.  In addition to the $2.0 million pre-payment penalty, the increase in non-interest expenses for the six month period ending June 30, 2010 compared to the same period last year was impacted by increases of $445,000 in salaries and benefits, $367,000 in provision for loss on real estate acquired in settlement of loans, $283,000 in deposit insurance premiums and assessments and $222,000 in other expense, partially offset by a decrease of $81,000 in depreciation expenses.

The $2.0 million pre-payment penalty is the result on a one time termination fee that we incurred as a result of the early payoff of $30.0 million in other borrowings to a third party.  Although this transaction resulted in a pre-payment penalty and therefore increased the net loss for the quarter, the reduction of the debt as well as the release of the remaining securities that were used to collateralize this borrowing will allow the Bank to reduce its cost of funds going forward. This reduction in borrowings was part of management’s efforts this year to continue to strengthen the balance sheet for the future.

The increase in salaries and benefits is the result of annual increases and increased employee benefits expenses partially offset by a reduction in the costs associated with origination of loans as a result of decreased loan originations in the 2010 periods compared to the prior year.  Benefit costs also increased due to higher medical and life insurance premiums.

We recognized an expense of $439,000 and $499,00 for the three and six month periods ending June 30, 2010, respectively, for the provision for losses on real estate acquired in settlement of loans.  We obtained updated appraisals and/or evaluations on the properties that have been classified as real estate owned, which resulted in additional write downs of certain properties as a result of continuing declines in real estate prices.

The increase in other expenses is primarily the result of costs associated with foreclosure of loans as a result of higher taxes we had to pay in connection with foreclosures during the 2010 periods.

The increase in deposit insurance premiums is the result of an overall increase in FDIC assessment rates.

The decrease of $41,000 and $81,000 in depreciation expense for the three and six months periods ending June 30, 2010, compared to the same three and six month period last year is the due to back office consolidation in 2009, which resulted in disposal of assets.

Professional services decreased $40,000 during the three month period ended June 30, 2010, as a result of a reduction in fees paid as a result of the pending IRS litigation compared to the same period last year.  See Part II, Legal Proceedings for a full explanation of the IRS litigation.

Income Taxes

A tax benefit of $1.5 million occurred for the six months ended June 30, 2010, compared to a tax benefit of $952,000 for the same period last year.  The tax benefit was the result our net loss and the exclusion of income for the bank owned life insurance, and a tax benefit attributable to our investment portfolio of which a significant portion is not subject to Maryland state taxes as well as the reversal of a portion of a reserve established for an uncertain tax position resulting from a settlement of an IRS examination.  See Part II, Item 1, Legal Proceeding for further explanation.  The effective tax rates were (41.7%) and (37.7%) for the respective six month periods ended June 30, 2010 and 2009.

Liquidity and Capital Resources

Total assets were $417.7 million and $438.0 million at June 30, 2010 and December 31, 2009, respectively. The decrease in assets at June 30, 2010, compared to December 31, 2009, was primarily attributable to a decrease in the available for sale MBS and total net loans receivable, offset by increases in the held for investment portfolio.

Deposits were $261.5 million at June 30, 2010, compared to $253.8 million at December 31, 2009.  The increase in deposits at June 30, 2010, compared to December 31, 2009, was primarily due to an increase in our savings accounts.  During this period, our rates on money fund accounts were slightly higher than the Bank’s competitors, resulting in an increase in deposits.  Management anticipates continuing to utilize excess funding liquidity to offset a runoff of higher cost certificates of deposit which were previously originated to fund loan production.

Borrowings at June 30, 2010 and December 31, 2009 are as follows:

	Balance as of
	June 31,	Weighted	December 31,	Weighted
	2010	Avg Rate	2009	Avg Rate

FHLB-advances -fixed	$91,000,000	3.37%	$99,000,000	4.56%
Reverse Repurchase Agreement	—	—	30,000,000	3.82%
	$91,000,000		$129,000,000

At December 31, 2009, FHLB advances totaled $99.0 million.  During the quarter ending March 31, 2010, a FHLB advance for $28.0 million with a fixed rate of 6.28% matured, which we replaced with two FHLB advances, which included a $12.0 million advance with a fixed rate of 1.85% and an $8.0 million advance with a fixed rate of 1.18% bringing the FHLB advance balance to $91.0 million.  During the current quarter ending June 30, 2010, $30.0 million of our other borrowings, which consisted of reverse repurchases with a third-party was unwound and paid off bringing our other borrowings balance to zero at June 30, 2010 compared to $30.0 million at December 31, 2009.

Total borrowings are $91.0 million as of June 30, 2010.  We maintain funding activities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion.  To the extent we do not or cannot use FHLB borrowings, we would expect to rely on alternative funding sources, including our deposit base and correspondent bank lines of credit.

As a member of the FHLB system, and in order to maintain insurance with the FDIC, we must maintain sufficient liquidity to ensure a safe and sound operation.   Liquid assets are defined as cash, Federal Reserve deposits, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, highly rated corporate debt, mortgage loans and MBS, and accrued interest receivable and principal on certain qualified unpledged assets payable within five years.  Internal sources of liquidity used by the Bank are various short-term investments, MBS, and short-term borrowings.

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

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital.  The Bank’s regulatory capital and regulatory assets below also reflect increases of $1.3 million and $2.1 million, respectively, which represents unrealized losses (after-tax for capital deductions and pre-tax for asset deductions, respectively) on MBS and investment securities classified as available for sale.  In addition, the Bank’s risk-based capital reflects an increase of $3.2 million in the general loan loss reserve.  The loan loss reserve factor represents 1.25% of the Bank’s risk-weighted assets.  The following table shows regulatory thrift capital ratios required, the Bank’s actual ratios, and the amount by which the Bank’s ratios exceed required capital ratios, as of June 30, 2010.

Capital Category	Regulatory Ratios Required	Bank’s Amount and Ratio	Bank’s Excess of Requirements	Calculations	Based Upon
Leverage	$16,508,264	$44,782,158	$28,273,894	$44,782,158	Regulatory Capital
	4.00%	10.85%	6.85%	$412,706,606	Regulatory Assets

Tangible	$6,190,599	$44,782,158	$38,591,559	$44,782,158	Regulatory Capital
	1.50%	10.85%	9.35%	$412,706,606	Regulatory Assets

Risk-Based	$20,533,963	$44,157,739	$23,623,776	$44,157,739	Regulatory Capital
	8.00%	17.20%	9.20%	$256,674,537	Risk-Weighted Assets

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

The Qualified Thrift Lender Test currently requires that “qualified thrift investments” be at least 65% of portfolio assets as defined by the Office of Thrift Supervision (“OTS”).  At June 30, 2010, our ratio was approximately 81% of defined portfolio assets.

Off-Balance Sheet Transactions

We are a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated Statement of Financial Condition.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Commitments to originate new loans	$3,713,831
Unfunded commitments to extend credit under existing construction, equity line and commercial lines of credit	21,738,068
Standby letters of credit	673,090
Commitments to sell loans held-for-sale	7,223,096

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

Information Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. The statements presented herein with respect to, among other things, the impact of recent accounting pronouncements, our expectations regarding increasing our nonresidential loan portfolios, expansion of our commercial base and the impact of such expansion, the impact of future potential economic conditions, future interest rates and their impact on us, the allowance for loan losses, the collectability of non-accrual loans, the impact of new and potential legislation, , the Bank’s continuing to meet its capital requirements and future sources and uses of liquidity and capital resources are forward-looking.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2010.

During the period covered by this report, there were no changes (including corrective actions with regard to significant or material weaknesses) in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.  Legal Proceedings

From time to time we may be involved in ordinary routine litigation incidental to our business.  At June 30, 2010, other than as discussed below, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

During 2003 we donated land we had foreclosed upon to the Maryland Environmental Trust and took a tax deduction for a conservation easement charitable donation. On April 6, 2006, the Internal Revenue Service issued a notice attributable to the disallowance of the conservation easement charitable donation. We had valued the donation at $2.1 million based on an appraisal of the land, and the deduction netted us a tax benefit of $745,000. The IRS disagreed with the appraisal and asserted that it would not allow the deduction. On May 8, 2006, we filed a timely Protest appealing an Internal Revenue Service proposed adjustment on the valuation of the conservation easement donated to the Maryland Environmental Trust.  We initially recorded a liability in the amount of $405,600 for uncertain income tax positions as required by guidance issued by the Financial Accounting Standards Board (“FASB”).  We were scheduled to begin trial on this matter on February 1, 2010. After exchanging expert reports and filing an extensive pretrial memorandum, the IRS conceded all of the legal issues in the case and agreed to a valuation of the easement in the amount of $1,300,000 (no penalties will be imposed). The final Decision has been signed and filed with the court. As previously noted, we recorded a liability of approximately $405,600, as a result of this pending issue.  Approximately $305,000, which represents interest due was issued from the recorded liability to the IRS and the remaining balance of $101,000 favorably impacted the effective tax rate for the period ending June 30, 2010, exhausting the recorded liability.

Item 1A.  Risk Factors

The following supplements the discussion under, and should be read in conjunction with, the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

The recently enacted Dodd-Frank Act may adversely impact our results of operations, liquidity or financial condition.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  The Dodd-Frank Act represents a comprehensive overhaul of the U.S. financial services industry.  Among other things, the Dodd-Frank Act establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and includes provisions that impact corporate governance and executive compensation disclosure by all SEC reporting companies, impose new capital requirements on bank and thrift holding companies, allow financial institutions to pay interest on business checking accounts, broaden the base for FDIC insurance assessments, impose additional duties and limitations on mortgage lending activities and restrict how mortgage brokers and loan originators may be compensated.  The Dodd-Frank Act also will eliminate the OTS.  The Office of the Comptroller of the Currency (the primary federal regulator for national banks) will become the Bank’s primary federal regulator.  The Board of Governors of the Federal Reserve System (the “Federal Reserve”) will have exclusive authority to regulate all bank and thrift holding companies.  As a result, WSB will become subject to supervision by the Federal Reserve Board as opposed to the OTS.  These changes to our regulators will occur on the “transfer date” as defined in the Dodd-Frank Act, which is expected to be one year from its enactment (unless extended by up to six months).

The Dodd-Frank Act will require the BCFP and other federal agencies to implement many new and significant rules and regulations to implement its various provisions, and the full impact of the Dodd-Frank Act on our business will not be known for years until regulations implementing the various provisions of the statute are adopted and implemented.  As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition.  However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and may decrease revenues by, for example, limiting the fees we can charge, any of which may adversely impact our results of operations, liquidity or financial condition.  We may also experience increased expenses as a result of having a different regulator for each of WSB and the Bank and as a result of switching regulators.

Item 5.  Other Information

In our proxy statement for 2010 annual meeting of stockholders, we disclosed that Mr. Bowman and the Bank had agreed to extend the period by which the Board must determine whether to renew Mr. Bowman’s employment agreement from March 2010 to April 20, 2010, or else the agreement would expire in March 2011.  In June 2010 Mr. Bowman and the Bank renewed Mr. Bowman’s employment agreement.

Item 6.  Exhibits

10.6	Amended and Restated Employment Agreement dated June 11, 2010 by and Among The Washington Savings Bank and Phillip C. Bowman

31.1	Rule 13a-14(a) Certification of Principal Executive Officer (Filed herewith).

31.2	Rule 13a-14(a) Certification of Principal Financial Officer (Filed herewith).

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer (Furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSB HOLDINGS, INC.

	By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

	By:	/s/ Carol A. Ramey
Carol A. Ramey
Senior Vice President and Chief Financial Officer

Date: August 13, 2010