Form 10-Q
period 2010-09-30
WSB Holdings Inc
filed 2010-11-19
CIK 1415022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended: September 30, 2010

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

(301) 352-3120

(Registrant’s telephone number, including area code)

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

There were 7,905,232 shares of Common Stock ($0.0001 Par Value) outstanding as of November 2, 2010.

WSB HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.  Financial Statments

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	September 30,	December 31,
	2010	2009

ASSETS
Cash	$1,942,562	$660,334
Federal funds sold and interest bearing deposits at FHLB - Atlanta	10,144,948	8,408,530
Total cash and cash equivalents	12,087,510	9,068,864

Loans receivable:
Held for sale	5,842,607	8,303,880
Held for investment (net of allowance for loan losses of $10,321,766 and $8,181,687 respectively)	227,253,877	241,054,538

Investment securities - available for sale at fair value	8,179,699	31,052,804
Investment securities - held to maturity	22,721,118
Mortgage-backed securities - available for sale at fair value	65,100,943	101,728,191
Mortgage-backed securities - held to maturity	—	3,680,814
Investment in Federal Home Loan Bank stock, at cost	5,716,800	5,910,500
Accrued interest receivable on loans	1,219,371	1,274,608
Accrued interest receivable on investments	767,657	736,281
Real estate acquired in settlement of loans	6,428,967	5,653,114
Bank owned life insurance	11,792,931	11,435,003
Premises and equipment - net	4,839,192	5,167,911
Income taxes receivable	440,931	676,090
Deferred income taxes	9,921,200	8,853,252
Other assets	3,409,185	3,358,281

TOTAL ASSETS	$385,721,988	$437,954,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$8,637,759	$9,633,496
Interest bearing	247,570,476	244,187,986
Total deposits	256,208,235	253,821,482

Federal Home Loan Bank borrowings	76,000,000	99,000,000
Other borrowings	—	30,000,000
Advances from borrowers for taxes and insurance	456,873	471,863
Accounts payable, accrued expenses and other liabilities	1,483,156	1,804,069

TOTAL LIABILITIES	334,148,264	385,097,414

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value, 7,896,232 and 7,855,732 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	790	785
Additional paid-in capital	10,808,752	10,717,631
Retained earnings - substantially restricted	40,613,522	44,854,805
Accumulated other comprehensive income (loss)	150,660	(2,716,504)

TOTAL STOCKHOLDERS’ EQUITY	51,573,724	52,856,717

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$385,721,988	$437,954,131

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$3,669,008	$4,001,636	11,453,546	$11,897,235
Interest on mortgage-backed securities	981,523	1,760,972	3,514,418	5,523,598
Interest and dividends on investments	379,478	382,043	1,205,792	1,406,734

Total interest income	5,030,009	6,144,651	16,173,756	18,827,567

INTEREST EXPENSE:
Interest on deposits	1,163,863	1,918,054	3,758,490	6,200,936
Interest on other borrowings	681,456	1,490,333	2,946,115	4,423,441

Total interest expense	1,845,319	3,408,387	6,704,605	10,624,377

NET INTEREST INCOME	3,184,690	2,736,264	9,469,151	8,203,190
Provision for loan losses	950,000	6,600,000	3,350,000	9,350,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,234,690	(3,863,736)	6,119,151	(1,146,810)

NON-INTEREST INCOME:
Loan related fees	98,132	87,183	276,039	299,835
Gain on sale of loans	346,230	156,897	728,020	629,800
Loss on sale of mortgage-backed securities	(350,216)	—	(350,216)	—
Gain on sale of investment securities - available for sale	363,187	—	1,132,357	23,344
Other than temporary impairment	(2,931,768)	(692,799)	(2,931,768)	(692,799)
Gain (Loss) on sale of real estate acquired in settlement of loans	6,193	775	(37,009)	(114,070)
Service charges on deposits	34,638	41,374	104,079	106,605
Rental income	96,414	101,436	302,470	304,302
Other income	166,584	168,883	484,660	467,288

Total non-interest (loss) income	(2,170,606)	(136,251)	(291,368)	1,024,305

NON-INTEREST EXPENSE:
Salaries and benefits	1,753,363	1,472,773	5,009,343	4,283,845
Occupancy expense	173,679	184,586	522,296	545,771
Depreciation	149,955	158,320	414,447	504,217
Advertising	76,700	79,654	233,965	214,443
Service bureau charges	140,404	144,215	412,580	424,303
Service charges from banks	9,139	8,114	26,802	24,066
Stationary, printing and supplies	30,757	34,791	113,638	119,921
Professional services	95,603	116,247	489,276	507,405
FDIC Insurance	274,690	127,811	889,179	459,786
Debt pre-payment penalty	—	—	1,967,187	—
Provision for losses on real estate acquired in settlement of loans	92,035	187,520	591,448	468,706
Other taxes	74,566	69,067	226,798	201,805
Other	748,134	628,895	2,202,264	1,861,360

Total non-interest expense	3,619,025	3,211,993	13,099,223	9,615,628

LOSS BEFORE INCOME TAXES	(3,554,941)	(7,211,980)	(7,271,440)	(9,738,133)

INCOME TAX BENEFIT	(1,481,704)	(2,860,645)	(3,030,157)	(3,812,772)

NET LOSS	$(2,073,237)	$(4,351,335)	(4,241,283)	$(5,925,361)

BASIC LOSS PER COMMON SHARE	$(0.26)	$(0.55)	(0.54)	$(0.75)

DILUTED LOSS PER COMMON SHARE	$(0.26)	$(0.55)	(0.54)	$(0.75)

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.00	$0.02	0.00	$0.10
AVERAGE COMMON SHARES OUTSTANDING	7,896,232	7,849,732	7,876,191	7,848,254

AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,896,232	7,849,732	7,876,191	7,848,254

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCE, JANUARY 1, 2009	$782	$10,629,489	$51,513,227	$(8,453,273)	$53,690,225

Exercise of Stock Options	3	64,117	—	—	64,120

Tax effect of Stock Option Exercised	—	8,432	—	—	8,432

Stock-based Compensation	—	2,344	—	—	2,344

Comprehensive Income:

Net loss	—	—	(5,925,361)	—	(5,925,361)

Other comprehensive income (loss)
Reclassification adjustment for gains, net of taxes of $9,207	—	—	—	14,137	14,137

Reclassification adjustment for other than temporary impairment charge net of taxes ($273,240)				(419,559)	(419,559)

Net changes in unrealized appreciation on available for sale securities	—	—	—	6,532,160	6,532,160

Total comprehensive Loss					201,377

Cash dividend declared (0.10 per common share)	—	—	(784,971)	—	(784,971)

BALANCE,SEPTEMBER 30, 2009	$785	$10,704,382	$44,802,895	$(2,326,535)	$53,181,527

BALANCE, JANUARY 1, 2010	$785	$10,717,631	$44,854,805	$(2,716,504)	$52,856,717

Exercise of Stock Options	5	91,121	—	—	91,126

Comprehensive Income:

Net loss	—	—	(4,241,283)	—	(4,241,283)

Other comprehensive income (loss)
Reclassification adjustment for gains, net of taxes of $303,361				(465,809)	(465,809)

Reclassification adjustment for other than temporary impairment charge net of taxes ($1,156,289)				(1,775,479)	(1,775,479)

Net changes in unrealized appreciation on available for sale securities	—	—	—	5,108,452	5,108,452

Total comprehensive loss					(1,374,119)

BALANCE, SEPTEMBER 30, 2010	$790	$10,808,752	$40,613,522	$150,660	$51,573,724

See notes to consolidated financial statements

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2010	2009
OPERATING ACTIVITIES:

Net loss	$(4,241,283)	$(5,925,361)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	3,350,000	9,350,000
Stock-based compensation	—	2,344
Depreciation	414,447	504,217
Loss on Other than temporary impairment charge	2,931,768	692,799
Loss on disposal of premises and equipment	93	12,660
Accretion of discounts on investment securities	16,981	2,978
Gain on sale of investment securities	(1,132,357)	(23,344)
Loss on sale of mortgage-backed securities	350,216
Loss on sale of real estate acquired in settlement of loans	37,009	114,070
Gain on sale of loans	(728,020)	(629,800)
Loans originated for sale	(61,566,944)	(81,903,001)
Proceeds from sale of loans originated for sale	64,756,235	82,605,442
Increase in cash surrender value of bank owned life insurance	(357,928)	(371,579)
Deferred income taxes	(2,935,203)	(3,436,420)
Excess tax benefit from stock-based compensation	—	(8,432)
Decrease in accrued interest receivable	23,862	169,942
Increase in other assets	(50,903)	(117,777)
(Decrease) increase in net deferred loan fees	(61,301)	42,085
Change in income taxes payable/receivable	235,159	(383,578)
(Decrease) increase in accrued interest payable	(12,833)	(54,078)
Decrease in accounts payable, accrued expenses and other liabilities	(320,912)	(174,825)

Net cash provided by operating activities	708,086	468,342

INVESTING ACTIVITIES:

Net decrease (increase) in loans	6,562,826	(20,802,969)
Purchase of mortgage-backed securities - available for sale	(6,304,198)	(25,594,751)
Repayment of mortgage-backed securities - available for sale	45,015,183	35,032,677
Repayment of mortgage-backed securities-held to maturity	3,744,372
Redemption of Federal Home Loan Bank Stock	193,700	175,200
Purchase of investment securities - available for sale	—	(77,197)
Purchase of investment securities - held to maturity	(22,788,117)	—
Repayment of investment securities - available for sale	2,925,068	21,852,211
Purchase of premises and equipment	(85,820)	(139,682)
Sale of investment securities - available for sale	20,435,550	—
Development of real estate acquired in settlement of loans	(85,330)	(125,646)
Proceeds from sale of real estate acquired in settlement of loans	3,221,605	3,173,438

Net cash provided by investing activities	52,834,839	13,493,281

FINANCING ACTIVITIES:

Net increase in demand deposits, NOW
accounts and savings accounts	14,441,794	23,256,180
Proceeds from issuance of certificates of deposit	23,083,813	64,078,765
Payments for maturing certificates of deposit	(35,126,021)	(81,248,389)
Net increase in advance payments by borrowers for taxes and insurance	(14,990)	165,157
Cash dividend paid	—	(784,971)
Decrease in advance from the Federal Home Loan Bank	(23,000,000)	(13,100,000)
Decrease in other borrowings	(30,000,000)	—
Excess tax benefit from stock-based compensation	—	8,432
Proceeds from exercise of stock options	91,125	64,120

Net cash used in by financing activities	(50,524,279)	(7,560,706)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,018,646	6,400,917

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,068,864	4,050,612

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,087,510	$10,451,529

CASH PAID DURING THE PERIOD FOR:

Income taxes	$—	$—

Interest	$7,012,841	$10,681,690

Non-cash transactions:
Transfer from loans to real estate acquired in settlement of loans	$3,849,137	$4,942,957

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

1.                   Financial Statements

The Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 have been prepared by WSB Holdings, Inc. (“WSB” or the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented, have been made.  All significant intercompany transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.   Management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”), a copy of which is available at www.twsb.com and www.sec.gov.  The results of operations for the period ended September 30, 2010, are not necessarily indicative of the operating results for the full year, or any other period.

Certain prior year’s amounts have been reclassified to conform with the current year’s presentation.

2.                   Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted Earnings Per Common Share (“EPS”) computation for all periods presented in the Consolidated Statements of Operations.

	Three Months Ended September 30,
	2010			2009
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net loss available to Common Stockholders	$(2,073,237)	7,896,232	$(0.26)	$(4,351,335)	7,849,732	$(0.55)

Effect of Dilutive Options Incremental Shares		0			0

Diluted EPS
Netloss available to Common Stockholders	$(2,073,237)	7,896,232	$(0.26)	$(4,351,335)	7,849,732	$(0.55)

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

	Nine Months Ended September 30,
	2010			2009
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net loss available to Common Stockholders	$(4,241,283)	7,876,191	$(0.54)	$(5,925,361)	7,848,254	$(0.75)

Effect of Dilutive Options Incremental Shares		0			0

Diluted EPS
Net loss available to Common Stockholders	$(4,241,283)	7,876,191	$(0.54)	$(5,925,361)	7,848,254	$(0.75)

For the three and nine month periods, there was no dilutive effect on EPS as we experienced a loss for the quarter and nine month period ending September 30, 2010.  Options to purchase 320,375 shares of common stock were excluded in the computation of diluted EPS for the three and nine months ended September 30, 2010 because their effect would have been antidilutive.

For the three and nine month periods ended September 30, 2009, there was no dilutive effect on EPS as we experienced a loss for the periods.  Options to purchase 451,475 shares of common stock were not included in the computation of diluted EPS for the three and nine months ended September 30, 2009 because their effect would have been antidilutive.

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

There were no awards granted during 2010 or 2009.  In April 2007, 5,000 shares were awarded under the 1997 Plan to the Bank’s Chief Executive Officer, which have a ten-year contractual term and vested over a two year period.  There was no pre-tax stock-based compensation during the nine months ending September 30, 2010 compared to $2,344 pre-tax stock-based compensation recognized in the Statement of Operations for the nine months ending September 30, 2009.

All outstanding options are vested and there is currently no unrealized compensation cost related to non-vested share based compensation arrangements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

Stock Option Plans - We have five stock option plans, which reserve shares of common stock for issuance to certain key employees and non-employee directors. Collectively, these plans reserve 2,310,000 shares for issuance pursuant to options as of September 30, 2010, 1,899,125 options have been granted or expired and 410,875 options remain available for grant. Options granted generally expire ten years after grant date and are exercisable at 50% one year after the date of grant and the remaining 50% two years after the date of grant, with the exceptions of (1) options granted under the Non-Employee Directors’ Plan, which options are exercisable at 25% on the first and second anniversary dates and the remaining 50% three years after the date of grant and (2) the 5,000 option grant to WSB’s CEO in September 2005, which were fully vested at time of grant and have since expired. The exercise price of the options granted pursuant to these plans is in each case the fair market value of the shares on the date of grant.

The following table summarizes stock option activity for the nine month period ended September 30, 2010:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2009	445,475	$3.33
Exercised	(40,500)	2.25
Granted	—	—
Forfeited	(5,000)	9.11

Outstanding at September 30, 2010	399,975	$3.36	1.02	$36,826
Exercisable at September 30, 2010	399,975	$3.36	1.02	$36,826

Uncertain Income Tax Positions

We had previously recorded a liability for uncertain income tax positions as required by guidance issued by the Financial Accounting Standards Board (“FASB”).  We were scheduled to begin trial on this matter on February 1, 2010. After exchanging expert reports and filing an extensive pretrial memorandum, the IRS conceded all of the legal issues in the case and agreed to a valuation of the easement in the amount of $1,300,000 (no penalties will be imposed). The final Decision has been signed and filed with the court. As previously noted, we initially recorded a liability of approximately $405,600, as a result of this pending issue.  The liability has been completely de-recognized and favorably impacted the effective tax rate for the period ending September 30, 2010.

4.                   Fair Value Measurements

The Company applies guidance issued by FASB regarding fair value measurements which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. This guidance requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

Loans

We do not record loans held-for-investment at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s Accounting Standards Codification Receivables Topic.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2010, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with guidance regarding fair value measurements, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the loan as nonrecurring Level 3.

Loans Held for Sale- Loans held for sale are valued based on quotations from the secondary market for similar instruments and is classified as level 2 of the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009:

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

	At September 30, 2010 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Loans Held-for-sale	$5,843		$5,843		$
Available-for-sale, FHLB Agencies callable	5,797	—	5,797	—	—
Available-for-Sale, Municipal Bonds	2,382	—	2,382	—	—
Available-for-Sale Residential MBS	65,101	—	39,555	25,546	(2,932)
	$79,123	$—	$53,577	$25,546	$(2,932)

	At December 31, 2009 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Loans Held-for-sale	$8,304		$8,304		$
Available-for-sale, FHLB Agencies callable	28,694	—	28,694	—	—
Available-for-Sale, Municipal Bonds	2,359	—	2,359	—	—
Available-for-Sale Residential MBS	101,728	—	66,671	35,057	—
	$141,085	$—	$106,028	$35,057	$—

Loans held-for-sale, which are carried at the lower of cost or market, did not have any impairment charge at September 30, 2010.

Assets included in Level 3 include our private-labeled mortgage-backed securities (“MBS”) due to lack of observable market data due to decreases in market activity for these securities.  Our policy is to recognize transfers in and out as of the actual date of the event or change in circumstances that caused the transfer.  No assets were transferred to Level 3 during the three and nine month periods ending September 30, 2010.  The change in the assets included in Level 3 was due to principal repayments and the change in unrealized gains/losses for the nine month period ending September 30, 2010.  After a careful and thorough review of the non-agency mortgage-backed security portfolio, an other than temporary impairment charge of $2.9 million was recorded on one of the non-agency mortgage-backed securities.  Significant deterioration occurred in the market values on one of our securities.  The analysis concluded that the entire decrease in value is the result of credit losses and reduced the asset to the current market value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non- recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009 is included in the tables below:

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

	At September 30, 2010 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$32,403	$—	$32,403	$—
Real estate acquired in settlement of loans	6,429	—	6,429	—
	$38,832	$—	$38,832	$—

	At December 31, 2009 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$25,524	$—	$25,524	$—
Real estate acquired in settlement of loans	5,653	—	5,653	—
	$31,177	$—	$31,177	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $38,503,000, with a related valuation allowance of $6,100,000 at September 30, 2010 compared to principal balance of $30,110,000, with a related valuation allowance of $4,586,000 at December 31, 2009.

Real estate acquired in settlement of loans is carried at the lower of our recorded investment or fair value at the date of acquisition.  Write-downs to fair value at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs are included in non-interest expense.  Costs relating to the development and improvement of a property are capitalized, whereas those relating to holding the property are charged to expense when incurred.  The real estate is carried at the lower of acquisition or fair value net of estimated costs to sell subsequent to acquisition.  Operating expenses of real estate owned are reflected in other non-interest expenses.  The value of OREO properties held due to foreclosures at September 30, 2010 was $6.4 million compared to $5.7 million at December 31, 2009.

Impaired loans, Real Estate Acquired in Settlement of Loans are classified as Level 2 within the valuation hierarchy.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(000’s)	(000’s)	(000’s)	(000’s)

Assets:
Cash and cash equivalents	$12,088	$12,088	$9,069	$9,069
Loans receivable, net	233,046	234,230	249,358	249,861
Mortgage-backed securities:
Held to maturity	—	—	3,681	3,846
Available for sale	65,101	65,101	101,728	101,728
Investment securities:
Held to maturity	22,721	22,775	—	—
Available for sale	8,180	8,180	31,053	31,053
Investment in Federal Home
Loan Bank stock	5,717	5,717	5,911	5,911
Bank Owned Life Insurance	11,793	11,793	11,435	11,435

Liabilities:
Deposits:
Non-interest-bearing	8,638	8,638	9,633	9,633
Interest bearing	247,570	249,946	244,188	245,677
Borrowings	76,000	77,915	129,000	130,138

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since reporting period ending September 30, 2010 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

6.       Investments and Mortgage-Backed Securities

Investment securities consist of the following:

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$5,382,537	$414,801	$—	$5,797,338
Municipal Bonds	2,296,635	85,726	—	2,382,361
	$7,679,172	$500,527	$—	$8,179,699

HELD TO MATURITY:
FHLB Agencies	$22,721,118	$54,014	$—	$22,775,132

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$27,557,681	$1,193,200	$56,892	$28,693,989
Municipal Bonds	2,299,734	59,081	—	2,358,815
	$29,857,415	$1,252,281	$56,892	$31,052,804

Mortgage-backed securities consisted of the following:

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLMC pass-through certificates	$15,958,355	$367,214	$—	$16,325,569
FNMA pass-through certificates	4,483,878	215,529	—	4,699,407
Other pass-through certificates	44,910,428	972,708	1,807,169	44,075,967
	$65,352,661	$1,555,451	$1,807,169	$65,100,943

Weighted average interest rate	5.46%

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLMC pass-through certificates	$28,660,008	$156,856	$54,229	$28,762,635
FNMA pass-through certificates	5,868,343	241,266	—	6,109,609
Other pass-through certificates	72,880,834	515,709	6,540,596	66,855,947
	$107,409,185	$913,831	$6,594,825	$101,728,191

Weighted average interest rate	5.42%

HELD TO MATURITY:

Other pass-through certificates	$3,680,814	$165,370	$571	$3,845,613

Weighted average interest rate	6.84%

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

The portfolio classified as “Available for Sale” is consistent with management’s assessment and intention as to the portfolio.  While we have the ability to hold the securities until maturity, from time to time or with changing conditions, it may be advantageous to sell certain securities either to take advantage of favorable interest rate changes or to increase liquidity.  Securities classified as “Held to Maturity” are not subject to fair value adjustment due to temporary changes in value due to interest rate variations, while securities classified as “Available for Sale” are subject to adjustment in carrying value through the accumulated comprehensive income line item in Stockholder’s Equity section of the Consolidated Statement of Financial Condition.

Gross unrealized losses and fair value by length of time that the individual available-for-sale investment and mortgage-backed securities have been in a continuous unrealized loss position is as follows:

	September 30, 2010		December 31, 2009
		Continuous		Continuous
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Less than 12 months
FHLMC	—	—	$11,582,768	$59,977
Other pass-through	—	—	—	—
More than 12 months
Other pass-through	25,196,222	1,807,169	39,501,637	6,534,848

Total	$25,196,222	$1,807,169	$51,084,405	$6,594,825

Other-than-temporary impairment losses recognized in net earnings, related to available-for-sale investments, for the period ending September 30, 2010 and 2009, were as follows:

	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009
Total gross unrealized losses on other-than-temporary impaired securities	$(3,625)	(1,746)

Other-than-temporary loss recognized in prior year	693

Portion of losses recognized in Comprehensive Income(before taxes)	0	(1,053)

Net other-than-temporary impairment losses recognized in net earnings/(loss)	$(2,932)	(693)

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

We believe that the unrealized losses, other than those included in the table above, are not other-than-temporary.  The unrealized losses are driven by market illiquidity causing price deterioration.  Because our intention is not to sell the MBS and it is not more likely than not that we will be required to sell the MBS before recovery of their amortized cost bases, which may be maturity, as such, management does not consider these MBS to be other-than-temporarily impaired at September 30, 2010.

During the third quarter of 2010, we recognized total non-cash other than temporary impairment (“OTTI”) charges to the consolidated statement of operations for $2.9 million for one of our private-labeled MBS.  The OTTI charge relates to a credit loss.  Credit losses reflect the difference between the present value of the cash flows expected to be collected and the amortized cost.  After a careful and thorough review of the non-agency mortgage-backed security portfolio, an other than temporary impairment charge was recorded on one of the non-agency mortgage-backed securities.  Significant deterioration occurred in the market values on one of our securities.  The analysis concluded that the entire decrease in value is the result of credit losses and, since our intention is to sell the MBS, the asset was reduced to the current market value.  During the third quarter of 2009, the Bank recognized an other than temporary impairment charge of $692,799 on the same non-agency mortgage-backed security.

Proceeds from the sale of mortgage-backed securities were as follows for the nine months ending September 30, 2010:

	September 30, 2010
			Gross Realized
	Carrying		Gain (Loss)
	Value	Proceeds	on sales

MBS - available-for-sale	$4,518,403	$4,059,609	$(458,794)
MBS - held-to-maturity	1,842,873	1,951,450	108,578
	$6,361,276	$6,011,059	$(350,216)

The gross realized loss on the available-for-sale securities is the result of the Bank selling one of its non-agency mortgage-backed securities.  The sale of the security was in response to a request by our regulators to reduce our classified assets, which includes our non-agency mortgage-backed securities.  The gross realized gain on the held-to-maturity mortgage-backed security was recognized to offset the loss on the sale of the non-agency mortgage-backed security.  The MBS held-to-maturity was sold due to the short term remaining projections that existed on this one pool.

Proceeds from the sale of investment securities available-for-sale were as follows for the nine months ending September 30, 2010:

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

	September 30, 2010
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales

FHLB Agencies- called	$5,140,000	$5,140,000	$—
FHLB Agencies- sales	14,132,513	15,264,870	1,132,357
	$19,272,513	$20,404,870	$1,132,357

	September 30, 2009
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales

FHLB Agencies- called	$14,976,656	$15,000,000	$23,344
FNMA Agencies- called	3,000,000	3,000,000	0
	$17,976,656	$18,000,000	$23,344

Approximately $5.1 million short term investments, callable agencies, were called during the nine month period ending September 30, 2010.  During the three month period ending September 30, 2010, we sold approximately $5.1 million in short term agencies, bringing the total sold for the nine months ending September 30, 2010 to $14.1 million.  The sale of these securities in the prior quarter was used to partially pay off and unwind our outstanding borrowings that we had with a third party.  This was part of management’s efforts this year to continue to strengthen the balance sheet for the future.

The gain from the same period of the prior fiscal year is the result of called short term investments within the Company’s portfolio.

7.       New Accounting Pronouncements

All pending but not yet effective Accounting Standards Updates (“ASU”) were evaluated and only those listed below could have a material impact on our financial condition or results of operations.

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  In January 2010, FASB issued amended guidance on fair value measurements and disclosures.  The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010.  These new

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

disclosure requirements were adopted by WSB during the current nine-month period, with the exception of the additional Level 3 requirements which is effective for fiscal years beginning after December 15, 2010. With respect to the portions of this guidance adopted during the current period, the adoption did not have a material impact on our financial position, results of operations, cash flows or disclosures.  We do not believe that the adoption of the remaining portion of this guidance will have a material impact on our financial position, results of operations, cash flows or disclosures.

FASB ASU 2010-18 - Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. In April 2010, FASB issued ASU 2010-18 - Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This Guidance clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The Company has adopted ASU 2010-18, but does not anticipate that its adoption will have an impact on its financial statements.

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after January 1, 2011.

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses.  Information concerning this policy is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).  There were no significant changes in this accounting policy during the nine months ending September 30, 2010.

Consolidated Results of Operations

Net loss for the three and nine months ended September 30, 2010 was $2.1 million, or ($0.26) per basic and diluted share, and $4.2 million, or ($0.54) per basic and diluted share, respectively, compared to net loss of $4.4 million or ($0.55) per basic share and diluted share and $5.9 million or ($0.75) per basic share and diluted share, respectively, for the corresponding 2009 periods. Net loss for the three and nine month periods ended September 30, 2010, represents decreases of $2.3 million, or 52% and $1.7 million, or 28%, over the same periods last year.

The decrease in net loss for the three month period ending September 30, 2010, is primarily the result of the $950,000 loan loss provision in the three month period compared to adding $6.6 million to our allowance for loan losses during the corresponding 2009 period.  This decrease in the loan loss provision offset a decrease in non-interest income, primarily as a result of a $2.9 million other than temporary impairment charge on a non-agency mortgage-backed security.

The decrease in net loss for the nine month period ending September 30, 2010, is primarily the result of adding $3.4 million to our allowance for loan losses in the 2010 period compared to $9.4 million during the corresponding 2009 period.  Non-interest income decreased as a result of a $2.9 million other than temporary impairment charge on a non-agency mortgage-backed security.  The increase in non-interest expense during the nine month period is primarily the result of the $2.0 million one-time pre-payment penalty due to unwinding $30.0 million in other borrowings compared to the same period last year.

The decrease in net loss for the three and nine month periods ending September 30, 2010 reflects a 16% and 15% increase, respectively, in net interest income, a decrease of 1,493% and 128%, respectively, in non-interest income and an increase of 13% and 36%, respectively, in non-interest expense for the three and nine month periods ending September 30, 2010 compared to the same periods last year.  The increase in net interest income for the three and nine month periods reflects a 46% and 37% decrease, respectively, in our cost of funds, primarily as a result of a decrease in the average yield on interest-bearing liabilities. The decrease in non-interest income is primarily the result of the other than temporary impairment charge of $2.9 million, partially offset by an increase on gain on sales of investment securities.

Interest Income/Expense

Total interest income decreased $1.1 million, or 18.1%, and $2.6 million, or 14.1%, respectively, for the three and nine month periods ending September 30, 2010, compared to the corresponding periods last year, due primarily to a decrease in the average volume and average yield on interest-earning assets.

The average nine month balance of interest-earning assets decreased to $386.9 million for the nine months ending September 30, 2010 from $431.0 million for the nine months ending September 30, 2009, due primarily to a decrease in MBS and loans held for investment, offsetting the increase in investment securities.  The decrease on MBS is primarily the result of selling approximately $6.0 million and principal pay-downs.  The average yield on our interest-earning assets decreased to 5.57% from 5.82%.  The decrease is primarily the result of lower interest rates on our loan portfolio and investment securities compared to the same period last year due to a lower interest rate environment.  In addition, we experienced an increase in our restructured loans compared to the same period last year, which also negatively impacted the yield on our interest-earning assets.

Total interest expense decreased $1.5 million, or 45.9%, and $3.9 million, or 36.9%, respectively, for the three and nine month periods ended September 30, 2010, compared to the same periods in the prior year.  The decrease was attributable to both a decrease in the average balance and average interest rate on our interest-bearing liabilities.  For the nine month period ended September 30, 2010, our average interest-bearing liabilities were $356.2 million with an average rate of 2.52%, compared to $394.1 million with an average rate of 3.60%, for the corresponding period last year.

Net interest income increased $448,000, or 16.4%, and $1.3 million, or 15.4%, respectively, for the three and nine month periods ended September 30, 2010, compared to the same periods in the prior year.  Due to a lower average cost of our interest-bearing liabilities, our net interest rate spread increased to 3.05% for the nine month period ended September 30, 2010 from 2.22% for the same period in the prior year.  The ratio of our interest-earning assets to interest-bearing liabilities decreased to 108.61% from 109.37%.

We are currently experiencing a compression of our interest rate margins due to slowing demand for loans and lower yields on loan originations and investment security offerings. This lower interest rate environment for loans and investment securities compresses the interest rate spread by reducing interest income. We believe that the continued decline of prevailing rates on fixed rate deposits and FHLB advance funding structures will be favorable to us as existing fixed rate instruments re-price to lower market rates, reducing interest expense.  During the first quarter of 2010, a $28.0 million FHLB borrowing with a rate of 6.28% matured which was replaced with lower rate FHLB borrowings of $12.0 million with a rate set at 1.85% and $8.0 million with a rate set at 1.18%.  During the three months ending September 30, 2010, a FHLB advance for $15.0 million with a 3.155% interest rate matured.  Interest rate margins will be further enhanced when and if economic conditions begin to become more favorable to lending and funds currently held in investment securities can be redirected back into the loan portfolio. During the second quarter of 2010, $30.0 million of our other borrowings, which consisted of reverse repurchase agreement with a third party was paid off.

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

Compared to the same period last year, the current economic environment has led to an increased volume in loan delinquencies, an increase of internally criticized loans, and the devaluation of real estate collateral used to secure some of these loans; however, these types of loans have remained stable since year ended December 31, 2009.  The allowance for loans losses is very subjective in nature, relying significantly on historical loss experience, collateral valuations available to management on specific loans, and economic conditions.    The challenges caused by the recent recession and continuing high unemployment levels and uncertain real estate valuations, have resulted in the Bank shortening its loss history look back period used for the allowance for loan losses from 36 months to 12 months.  As a result of higher levels of charge-offs during the preceding twelve-month period, this change in the look back period required us to increase our loan loss reserves during the second quarter of 2010 despite decreases in charge-offs and in our loans held-for-investment during 2010.  We continue to be mindful of the continued problems within the economy and its impact on our loan portfolio as well as the inherent risk within the portfolio, and management will make adjustments to the allowance and loan loss provision as necessary. The shortened loss history component of our calculation of the allowance for loan losses was due, in part, to recent recommendations from our regulators.

During the nine months ended September 30, 2010, the allowance increased in net by $2.1 million or 26.2%, to $10.3 million at September 30, 2010 from $8.2 million at December 31, 2009, as a result of the $3.3 million provision and net charge-offs of approximately $1.2 million during the nine months ending September 30, 2010. At September 30, 2010, the allowance was 4.34% of total loans held-for-investment, compared to 3.28% of total loans held-for-investment at December 31, 2009.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio and the allowance.  Such review may result in additional provisions based upon their judgments of information available at the time of each examination. The annual examination was completed by the Office of Thrift Supervision, our primary regulator, in November 2010.  At the conclusion of the examination, the examiners recommend an adjustment to our loan loss provision for the quarter ending September 30, 2010, and recommend a change in our methodology of our calculation of the allowance for loan losses in the future.

As noted above, an additional provision for $950,000 was made subsequent to the end of the quarter due to information that was received and reviewed after the quarter ending September 30, 2010 was completed.  We have, however experienced a decrease in charge-offs in our loan portfolio as well as a decrease in our loans held-for-investment portfolio during the three months ending September 30, 2010.  During the three months ending September 30, 2010, we recorded a charge-off on one loan of $20,000 and recoveries of previous charge-off loans for approximately $78,000.

Assets subject to our Loan Committee review include loans which meet our criteria for classification as sub-standard due to collateral deficiencies that may reflect inherent losses.  Based on the review of the individual loans involved, management estimates inherent losses. We continue to assess the allowance as new and relevant data is obtained.

We believe that the allowance reflects our best estimate of the probable inherent losses existing in our $237.6 million loans-held for investment portfolio as of September 30, 2010.  The $5.8 million loan held-for-sale portfolio has been committed to be purchased by investors at September 30, 2010 and will be settled subsequent to that date.

We have developed a comprehensive review process to monitor the adequacy of the allowance.  The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies and relies on relevant observable data.  The observable data considered in the determination of the allowance is modified as more relevant data becomes available.  The results of this review process support management’s view that the allowance reflects probable losses within the loan portfolio as of September 30, 2010.

Changes in the estimation valuations may take place based on the status of the economy and the estimate of the value of the property securing loans, and as a result, the allowance may increase or decrease.  Future adjustments could substantially affect the amount of the allowance.

The following occurred during the nine months ending September 30, 2010, which impacted the allowance analysis:

•                  We experienced defaults in 1-4 family residential loans of approximately $517,000.

•                  We experienced defaults in 1-4 construction loans of approximately $232,000

•                  We experienced defaults in lot loans of approximately $366,000.

•                  We experienced defaults in commercial loans of approximately $94,000.

All of the above-referenced loan defaults were charged off to the allowance during the nine months ended September 30, 2010.  The amounts indicated reflect charge-offs, net of recoveries.

We believe our evaluation as to the adequacy of the allowance as of September 30, 2010 is appropriate, and caution the reader that the provisioning for the three and nine month periods is not necessarily indicative of future provisioning.  Subjective judgment is significant in the determination of the provision and allowance, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans. The establishment of allowance factors is a continuing exercise, based on management’s assessment of the factors and their impact on the portfolio, and that allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and/or charge-off is normal and to be expected.  See above for discussion of some of the factors that have had a significant impact in the evaluation of the adequacy of our allowance.

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

	2010			2009
	3rd Qtr	2nd Qtr	1st Qtr	3rd Qtr	2nd Qtr	1st Qtr
Provision for loan losses	950,000	$2,400,000	$0	$6,600,000	$250,000	$2,500,000

Loan charge-offs	19,621	$560,091	$1,024,081	$1,513,841	$673,138	$2,482,050
Loan recoveries	78,146	311,797	3,929	230,007	12,048	27,268
Net Charge-offs	(58,525)	$248,294	$1,020,152	$1,283,834	$661,090	$2,454,782

Allowance for loan losses at period end	10,321,766	$9,313,241	$7,161,535	$9,895,822	$4,579,656	$4,990,746
Total loans held for investment at at period end	237,575,643	243,946,209	$248,337,943	$253,330,904	$252,853,842	$248,240,555
Allowance to total loans held for investment at period end	4.34%	3.82%	2.88%	3.91%	1.81%	2.01%

The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Management’s analysis of our impaired loans represents a level of reserves of approximately $6.1 million for the period ending September 30, 2010 compared to approximately $4.2 million at December 31, 2009.

At September 30, 2010, total impaired loans were $39.3 million, or 16.56% of total loans held for investment, compared to $30.1 million, or 12.08% of total loans held-for-investment, at December 31, 2009.  Non-performing loans consisted of $25.7 million that were non-accrual loans at September 30, 2010 and approximately $11.8 million of troubled debt restructured loans.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

	At September 30,	At December 31,
	2010	2009
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single family	$6,532	$6,278
Land	5,913	4,529
Construction	1,648	3,446

Non-mortgage loans:
Consumer	1	—
Commercial	9,773	11,655
Non-residential	1,863	1,046
Total non-accrual loans	25,730	26,954

Foreclosed real estate	6,429	5,653

Total non-performing assets	$32,159	$32,607

Total non-performing loans to total loans held-for-investment	10.83%	10.80%

Allowance for loan losses to total non-performing loans	40.12%	30.36%

Total non-performing loans to total assets	6.67%	6.15%

Total non-performing assets to total assets	8.34%	7.45%

Our policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $38.5 million at September 30, 2010 and $30.1 million at December 31, 2009.

A troubled debt restructuring (“TDR”) means that, due to a borrower’s current financial difficulties, we have granted a concession to the borrower that we would not otherwise have considered.  We do this when we believe the borrower may default on the loan without such concession and we believe the concession will increase the borrower’s ability to remain current on the loan, in order to maximize recovery of our investment. The majority of our TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), lowering of the interest rate and/or extending the maturity date of the loan.  All TDRs are reported as “impaired” but not reported as non-performing loans unless the restructured loans are more than 90 days delinquent or on non-accrual status.  As of September 30, 2010, we had $11.8 million in TDRs, of which $832,000 were on non-accrual status, compared to $6.9 million in TDRs, of which $4.0 million were on non-accrual status as of December 31, 2009.

As previously reported, there has been an increase in court caseloads resulting in delays in ratification of foreclosure sale actions by the courts affecting mortgage lenders, including us.  This has resulted in both a lengthening of the curing time for delinquent loans and the possibility of an increase in non-performing asset levels.  Recent Maryland legislation intended to provide extended notice periods and other protections to defaulting mortgagors will further delay the resolution of defaulting loans secured by residential properties, both owner and non-owner occupied.  We are also experiencing increased short sales and resales of bank owned properties in the marketplace, which is having a negative impact on real estate values and collateral on loans, in general. We are continuing our practice of working with borrowers to resolve delinquencies, with foreclosure action being the remedy of last resort when reasonable means to cure deficiencies in the best interest of both the Bank and the borrower, consistent with sound banking considerations, are exhausted.  As a result of our current practice, our TDR loans have increased to $11.8 million at September 30, 2010, compared to $6.9 million at December 31, 2009.

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

Non-Interest Income

Total non-interest income decreased $2.0 million, or 1,493%, and $1.3 million, or 128.4%, respectively, for the three and nine month periods ended September 30, 2010, compared to the same periods in the prior year.  The decreases for the three and nine month periods are primarily attributable to the other than temporary impairment charge, offset by increase on the gain on sale of investments.

After a careful and thorough review of the non-agency mortgage-backed security portfolio, an other than temporary impairment charge of approximately $2.9 million was recorded on one of the non-agency mortgage-backed securities during the quarter ended September 30, 2010.  Significant deterioration occurred in the market values on one individual security.  This particular security has a different structure than the remaining non-agency mortgage-backed portfolio.  The analysis of this individual security concluded that the decrease in value will likely result in a credit loss being realized and as a result the asset was charged down to the current market value.  During the third quarter of 2009, the Bank recognized an other than temporary impairment charge of $692,799 on the same non-agency mortgage-backed security.

Gain on the sale of investments including sale of mortgage-backed and investment securities for the three month period ending September 30, 2010, included approximately $13,000 pretax, $9,000 net of tax, compared to no gains for the same period last year.  Net gain on the sale of mortgage-backed securities and investment securities for the nine month period included approximately $782,000 pretax, $516,000 net of tax, compared to $23,000 pretax, $15,000 net of tax, for the nine month period last year.  Gain on the sale of investments is the result of the bank selling approximately $14.1 million of our callable agencies to offset the one-time pre-payment penalty that we recognized in non-interest expenses due to the payoff of $30.0 million in other borrowings that we had to a third party. The gain during the 2009 period resulted from one of our investments being called prior to maturity.  Loss on the sale of mortgage-backed securities is the result on the sale of one of our non-agency mortgage-backed security.  The sale of the security was prompted by our regulators to reduce our classified assets which includes our non-agency mortgage-backed securities.

Gain on the sale of loans increased $189,000 and $98,000, respectively, for the three and nine months ending September 30, 2010, compared to the same periods last year.  The increase is primarily due to an increase in the premiums associated with loans sold in the secondary market.  Our ability to realize gains in future periods will depend largely on interest rates and the demand for mortgage loans.

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

The gain on the sale of real estate acquired in settlement of loans for the three month period ending September 30, 2010 is the result of the sale of three properties for a net gain of $6,200 compared to sale of five properties for a net gain of $775 during the same period last year.  The loss on sale of real estate acquired in settlement of loans for the nine month period ending September 30, 2010 is the result of the sale of eight properties for which we recorded a net loss of $37,000 in the 2010 period compared to the sale of twelve properties for a net loss of $114,000 during the same period last year.  These losses are a result of falling property values resulting in our generally selling the properties for less than the value we had assigned to them as real estate owned in settlement of loans; however, management determined it was in our best interests to sell the properties at the lower prices at the current time in order to avoid the ongoing expense associated with maintaining these properties in our portfolio, including maintenance, costs and property taxes, and with selling the properties at a later date.

After the sale of one of our non-agency MBS, there are six remaining non-agency MBS that have been rated less than investment grade by at least one rating agency.  The remaining portfolio is either U.S. Government agency securities.  We continue to aggressively monitor the performance of these securities and the underlying collateral.  During the third quarter of 2009, the Bank recognized an other than temporary impairment charge of $692,799 on a non-agency mortgage-backed security and during the third quarter of 2010, the Bank reported an additional other-than-temporary impairment of $2.9 million on the same downgraded MBS. Significant deterioration occurred in the market value of this security during the period, and our analysis concluded that the entire decrease in value is the result of credit losses, leading to our conclusion that the reduction in value was other-than-temporary.  As a result, we reduced the asset to the current market value. See Note 6 to our consolidated financial statements for a full explanation.  At the present time, no other investments have been designated as other than temporarily impaired

Exclusive of the gain on sale of investments and the other than temporary impairment, non-interest income (net non-interest income — excluding OTTI and sale of investments) would have increased 35% to $748,000 for the three months ending September 30, 2010 compared to $557,000 for the three months ending September 30, 2009, and increased 8% to $1.9 million for the nine months ending September 30, 2010 compared to $1.7 million for the nine months ending September 30, 2009.

Below is a table showing “non-interest income” calculated and presented in accordance with GAAP and the adjustments made to arrive at the non-GAAP financial measure “net non-interest income — excluding OTTI and gain on sale of investments:

WSB HOLDINGS, INC.

RECONCILIATION OF NON-GAAP SELECTED QUARTERLY FINANCIAL DATA - UNAUDITIED

	For the three months ending		For the three nine months ending
(dollars in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Reconciliation of non-GAAP data:
Net -Non-interest income excluding OTTI and gain on sale of investments:	748	557	1,858	1,694
LESS: OTTI	(2,932)	(693)	(2,932)	(693)
PLUS: Gain on sale of investments	13	—	783	23
Total: non interest income	(2,171)	(136)	(291)	1,024

Non-Interest Expenses

Non-interest expenses increased $407,000, or 12.7% and $3.5 million, or 36.2%, respectively, for the three and nine month periods ending September 30, 2010, as compared to the corresponding prior year periods.

The increase in non-interest expenses for the three month period was primarily due to increases $281,000 in salaries and benefits, $147,000 in FDIC insurance and $119,000 in other expenses, partially offset by decreases of $95,000 in provision for losses on real estate acquired in settlement of loans, and $21,000 in professional services compared to the same period last year.  The increase in non-interest expense for the nine month period was primarily due to a $2.0 million pre-payment penalty paid during the second quarter, for which there was no corresponding expense during the 2009 period. In addition to the $2.0 million pre-payment penalty, the increase in non-interest expenses for the nine month period ending September 30, 2010 compared to the same period last year was impacted by increases of $725,000 in salaries and benefits, $429,000 in deposit insurance premiums and assessments, $123,000 in provision for loss on real estate acquired in settlement of loans and $341,000 in other expenses, partially offset by decreases of $90,000 in depreciation expenses, $23,000 in occupancy expense and $18,000 in professional services.

The $2.0 million pre-payment penalty is the result on a one time termination fee that we incurred as a result of the early payoff of $30.0 million in other borrowings to a third party.  Although this transaction resulted in a pre-payment penalty and therefore increased the net loss for the nine months ending September 30, 2010, the reduction of the debt as well as the release of the remaining securities that were used to collateralize this borrowing will allow the Bank to reduce its cost of funds going forward. This reduction in borrowings was part of management’s efforts this year to continue to strengthen the balance sheet for the future.

The increase in salaries and benefits is the result of annual increases and increased employee benefits expenses partially offset by a reduction in the costs associated with origination of loans as a result of decreased loan originations in the 2010 periods compared to the prior year.  Benefit costs also increased due to higher medical and life insurance premiums.

We recognized an expense of $92,000 and $592,000 for the three and nine month periods ending September 30, 2010, respectively, for the provision for losses on real estate acquired in settlement of loans.  We obtained updated appraisals and/or evaluations on the properties that have been classified as real estate owned, which resulted in additional write downs of certain properties as a result of continuing declines in real estate prices.

The increase in other expenses is primarily the result of costs associated with foreclosure of loans as a result of higher taxes we had to pay in connection with foreclosures during the 2010 periods.

The increase in deposit insurance premiums is the result of an overall increase in FDIC assessment rates.

The decrease of $8,000 and $90,000 in depreciation expense for the three and nine month periods ending September 30, 2010, compared to the same periods last year, is the due to back office consolidation in 2009, which resulted in disposal of assets.

Professional services decreased $23,000 and $18,000 during the three and nine month period ended September 30, 2010, as a result of a reduction in fees paid as a result of the IRS litigation that was pending last year and settled in May 2010.

Income Taxes

A tax benefit of $3.0 million was recorded for the nine months ended September 30, 2010, compared to a tax benefit of $3.8 million for the same period last year.  The tax benefit was the result our net loss and the exclusion of income for the bank owned life insurance and a tax benefit attributable to our investment portfolio which consists of U.S. Agencies as well as the reversal of a portion of a reserve established for an uncertain tax position resulting from a settlement of an IRS examination.  The effective tax rates were (41.7%) and (39.2%) for the respective nine month periods ended September 30, 2010 and 2009.

Liquidity and Capital Resources

Total assets were $385.7 million and $438.0 million at September 30, 2010 and December 31, 2009, respectively. The decrease in assets at September 30, 2010, compared to December 31, 2009, was primarily attributable to decreases in the available for sale MBS, investment securities both available for sale and held to maturity, and total net loans receivable, offset by increases in federal funds sold.

Deposits were $256.2 million at September 30, 2010, compared to $253.8 million at December 31, 2009.  The increase in deposits at September 30, 2010, compared to December 31, 2009, was primarily due to an increase in our savings accounts.  During this period, our rates on money fund accounts were slightly higher than the Bank’s competitors, resulting in an increase in deposits.  Management anticipates continuing to utilize excess funding liquidity to offset a runoff of higher cost certificates of deposit (“CDs”) which were previously originated to fund loan production.

Borrowings at September 30, 2010 and December 31, 2009 are as follows:

	Balance as of
	September 30,	Weighted	December 31,	Weighted
	2010	Avg Rate	2009	Avg Rate

FHLB-advances -fixed	$76,000,000	2.64%	$99,000,000	4.56%
Reverse Repurchase Agreement	—	—	30,000,000	3.82%
	$76,000,000		$129,000,000

At December 31, 2009, FHLB advances totaled $99.0 million.  During the quarter ending March 31, 2010, a FHLB advance for $28.0 million with a fixed rate of 6.28% matured, which we replaced with two FHLB advances, which included a $12.0 million advance with a fixed rate of 1.85% and an $8.0 million advance with a fixed rate of 1.18%.  During the three month period ending September 30, 2010, a FHLB advance for $15.0 million matured, bringing the FHLB advance balance to $76.0 million.  During the second quarter ending June 30, 2010, $30.0 million of our other borrowings, which consisted of reverse repurchases with a third-party was unwound and paid off bringing our other borrowings balance to zero at September 30, 2010 compared to $30.0 million at December 31, 2009.

Total borrowings are $76.0 million as of September 30, 2010.  We maintain funding activities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion.  To the extent we do not or cannot use FHLB borrowings, we would expect to rely on alternative funding sources, including our deposit base and correspondent bank lines of credit.  Our remaining credit availability for additional FHLB advances at September 30, 2010 is $47.1 million. We currently have unused lines of credit with our correspondent banks in the amount of $19.0 million.

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

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital.  The Bank’s regulatory capital and regulatory assets below also reflect decreases of $143,000 and $236,000, respectively, which represents unrealized gains (after-tax for capital deductions and pre-tax for asset deductions, respectively) on MBS and investment securities classified as available for sale.  In addition, the Bank’s risk-based capital reflects an increase of $3.1 million in the general loan loss reserve.  The loan loss reserve factor represents 1.25% of the Bank’s risk-weighted assets.  The following table shows regulatory thrift capital ratios required, the Bank’s actual ratios, and the amount by which the Bank’s ratios exceed required capital ratios, as of September 30, 2010.

Capital Category	Regulatory Ratios Required	Bank’s Amount and Ratio	Bank’s Excess of Requirements	Calculations	Based Upon
Leverage	$15,259,789	$47,346,614	$32,086,825	$47,346,614	Regulatory Capital
	4.00%	12.41%	8.41%	$381,494,733	Regulatory Assets

Tangible	$5,722,421	$47,346,614	$41,624,193	$47,346,614	Regulatory Capital
	1.50%	12.41%	10.91%	$381,494,733	Regulatory Assets

Risk-Based	$19,746,038	$49,672,675	$29,926,637	$49,672,675	Regulatory Capital
	8.00%	20.12%	12.12%	$246,825,478	Risk-Weighted Assets

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

The Qualified Thrift Lender Test currently requires that “qualified thrift investments” be at least 65% of portfolio assets as defined by the Office of Thrift Supervision (“OTS”).  At September 30, 2010, our ratio was approximately 82% of defined portfolio assets.

Off-Balance Sheet Transactions

We are a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated Statement of Financial Condition.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Commitments to originate new loans	$5,024,200
Unfunded commitments to extend credit under existing construction, equity line and commercial lines of credit	20,965,996
Standby letters of credit	673,090
Commitments to sell loans held-for-sale	5,842,607

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

Information Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. The statements presented herein with respect to, among other things, the impact of recent accounting pronouncements, our expectations regarding expanding our nonresidential loan portfolio, expansion of our commercial base and the impact of such expansion, the impact of future potential economic conditions, future interest rates and their impact on us, the allowance for loan losses, the collectability of non-accrual loans, the impact of new and potential legislation, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations to be adopted thereunder, the Bank’s continuing to meet its capital requirements and future sources and uses of liquidity and capital resources are forward-looking.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2010.

During the period covered by this report, there were no changes (including corrective actions with regard to significant or material weaknesses) in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.  Legal Proceedings

From time to time we may be involved in ordinary routine litigation incidental to our business.  At September 30, 2010, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

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

None

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

Date: November 19, 2010