Form 10-K
period 2010-12-31
WSB Holdings Inc
filed 2011-03-22
CIK 1415022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $14,346,147 as of June 30, 2010.

Number of shares of Common Stock outstanding on March 16, 2011, was 7,992,232.

Documents Incorporated by Reference:

Part III - Proxy Statement for 2011 Annual Meeting of Stockholders

Form 10-K Table of Contents

i

(This Page Intentionally Left Blank)

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

We have five savings branches in Maryland. They are located in Bowie, Waldorf, Crofton, Millersville and Odenton, all of which are adjacent to the Baltimore-Washington corridor. Also located in our corporate headquarters are our Commercial Lending Group and our Retail Mortgage Group.  We also have a retail mortgage group located in Columbia, Maryland and another in Annapolis, MD.

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

Market Area and Target Market

We consider our current primary market area to consist of the suburban Maryland (Baltimore/Washington, D.C. suburbs) counties of Prince Georges, Anne Arundel and Charles.  We generally target middle income individuals and small and middle income businesses.

Lending Activities

General. Lending by the Bank has historically focused on residential mortgage loans and construction loans on residential projects.  The following table sets forth information concerning our loan portfolio net of deferred fees at the dates indicated:

	December 31,		December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Held for Sale:
Single-family	$24,170	9.36%	$8,304	3.22%

Held for Investment:
Permanent mortgage loans:
Single-family(1)	78,710	30.48%	82,773	32.14%
Non-residential	41,203	15.96%	42,586	16.54%
Land	11,696	4.53%	14,031	5.45%
Construction loans:
Single-family	4,460	1.73%	5,403	2.10%
Other property	1,756	0.68%	1,883	0.73%
Other:
Consumer installment loans	334	0.13%	328	0.13%
Account loans	206	0.08%	157	0.06%
Commercial loans:
Commercial -secured by real estate	92,450	35.80%	99,131	38.49%
Commercial	3,249	1.25%	2,944	1.14%
	234,064	90.64%	249,236	96.78%

Total loans receivable	$258,234	100.00%	$257,540	100.00%

(1) Includes $1.1 million and $1.2 million of second mortgage loans at December 31, 2010 and 2009, respectively.

Contractual Maturities.  The following table reflects the approximate schedule of contractual principal repayments of the held-for-investment loan portfolio at December 31, 2010.  With respect to adjustable rate loans, the following table reflects the approximate schedule of contractual maturities:

Approximate Principal	Real estate Mortgage Loans		Real Estate Construction Loans		Consumer Installment and Account Loans		Commercial and Commercial Real Estate Loans
Repayments	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable
Contractually Due	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Total
	(dollars in thousands)

Within one year	$21,183	$—	$4,350	$—	$216	$—	$26,942	$—	$52,691
After one year through five years	41,380	13	1,866	—	306	—	32,842	—	76,407
After five years	68,549	486	—	—	17	—	31,338	4,576	104,966
Total	$131,112	$499	$6,216	$—	$539	$—	$91,122	$4,576	$234,064

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

	Real estate Mortgage Loans		Real Estate Construction Loans		Consumer Installment and Account Loans		Commercial and Commercial Real Estate Loans
Estimated	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable
Prepayments	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Total
	(dollars in thousands)

Within one year	$26,322	$—	$4,350	$—	$216	$—	$26,942	$—	$57,830
After one year through five years	65,792	13	1,866	—	306	—	32,842	—	100,819
After five years	38,998	486	—	—	17	—	31,338	4,576	75,415
Total	$131,112	$499	$6,216	$—	$539	$—	$91,122	$4,576	$234,064

Origination, Purchase and Sale of Loans.  As a federal savings bank, the Bank has authority to originate and purchase loans secured by real estate located throughout the United States.  Generally, we make loans in and around our market area, which primarily is the Baltimore-Washington corridor. Historically, we have not engaged in the purchasing of loans.

In addition to accepting loan requests from our customer base, we employ 34 mortgage loan originators compensated primarily on an incentive basis and three commercial loan originators compensated primarily on a salary basis.  The loan originators and other members of our management maintain contacts with local builders, developers and realtors, which provide us with additional potential customers.  The Bank also enhances its business contacts within the communities it serves by participating in local civic organizations.

The Bank originates residential loans for its portfolio and for sale in the secondary market.  Our general practice has been to sell loans on an individual basis to various lenders throughout the country, without retaining loan servicing rights (commonly referred to as “servicing released”).  In general, higher interest rate loans, such as commercial loans, second mortgages, construction loans, and construction/permanent loans, are held in the Bank’s portfolio, while conforming first mortgages are sold at or shortly after origination. During this period of slow demand in other areas of lending, we are focusing on increasing the mortgage activity in order to reduce balance sheet risk and realize gains on the sale of loans in the secondary market.  Due to slow demand in commercial lending, our management has reduced our commercial business and commercial real estate lending department staff.  This has resulted in a decrease in the portfolios of commercial business, commercial real estate, and residential land development loans to commercial borrowers.  We also use available funds to retain certain higher-yielding fixed rate residential mortgage loans in our portfolio in order to improve interest income.  During the past two fiscal years, we originated 938 loans with a principal value of approximately $301.0 million.  The proceeds from loan sales are used to fund loans held for investment, mortgage-backed securities (“MBS”) and investment securities.  We also have approval to sell loans to Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), which enhances our ability to sell our mortgage loans and to convert pools of loans into marketable Ginnie Mae (“GNMA”), FNMA and FHLMC participation certificates.  See “Business, Item 1, Mortgage-Backed Securities.”

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

Under federal law, the aggregate amount of loans that we may make to any one borrower and related entities is generally limited to 15% of the Bank’s unimpaired capital and unimpaired surplus. Our general lending limit at December 31, 2010 was approximately $7.8 million.  We have not made any loans aggregated in excess of this limit.

Single-Family Residential Real Estate Lending.  At December 31, 2010, we had a total of $292.6 million in loans receivable and MBS. Loans secured by first or second mortgages on single-family properties, excluding construction loans, were $78.7 million or 26.89% of total loans receivable and MBS.  MBS were $58.6 million or 20.02% of total loans receivable and MBS.

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

Non-Residential Real Estate Lending.  We make permanent mortgage loans on various non-residential properties, including office buildings and warehouses.  Non-residential loans are made on properties located in or around our market area.  Non-residential real estate lending may entail significant additional risks as compared to single-family residential property lending. At December 31, 2010, non-residential real estate loans represented $41.2 million, or 14.08% of total loans receivable and MBS, and lot and land loans represented $11.7 million, or 4.00%, of our total loans receivable and MBS.  This increase is primarily due to a reclassification of loans secured by other properties previously reported as commercial loans.

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

Acquisition, development and construction lending, while providing higher yields, may also have greater risks of loss than long-term residential mortgage loans on improved, owner-occupied properties.  At December 31, 2010, acquisition, development and construction loans represented $6.2 million, or 2.12%, of our total loans receivable and MBS.

The Bank generally is not currently seeking land or land acquisition loans; however, in the past the Bank would generally make land acquisition loans with terms of up to three years and loan to value ratios of up to 65%, and land development loans with terms of up to two years and loan-to value ratios of up to 75%.  The Bank is currently focusing on owner occupied residential construction loans with original terms of generally up to one year and loan to-value ratios of up to 80%.

Commercial Lending.  Federal laws and regulations permit thrift institutions to lend up to 20% of total assets in commercial loans on an unsecured basis or secured by collateral other than real estate, provided that amounts in excess of 10% of total assets may be used only for small business loans.  Prior to 2008, commercial lending was a minor component of our lending portfolio and operations.  Since 2008, consistent with our current strategic plan, we have expanded this part of our lending business and continue to promote the origination of commercial and commercial real estate lending.   We have, however, recently shifted our focus to increasing our mortgage banking activity, primarily loans sold in the secondary market, during this current period of slow demand for commercial lending.  At December 31, 2010, commercial loans represented $3.2 million, or 1.1%, of total loans receivable and MBS. Commercial loans secured by real estate loans represented $92.5 million, or 31.61%, of total loans receivable and MBS, which was below the limit permitted by the regulations.  In addition, we have issued a limited number of standby letters of credit, generally to development loan customers in connection with development work financed by the Bank.

Consumer Lending.  Federal laws and regulations permit a federally chartered thrift institution to make secured and unsecured consumer loans in an aggregate amount up to 35% of the institution’s total assets.  The 35% limitation does not include home equity loans (loans secured by the equity in the borrower’s residence, but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposits.  We have not actively promoted these kinds of loans. Consumer loans, including loans secured by deposits, represented $539,000, or 0.18%, of total loans receivable and MBS at December 31, 2010.

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

The primary risk of holding these securities is the fluctuation of principal value corresponding to changes in interest rates. Although MBS do not alter the overall maturity of our assets as compared to holding a comparable portfolio of whole loans, they are more liquid than whole mortgage loans. At December 31, 2010, we had $58.6 million MBS in our portfolio. The following table sets forth the book value and estimated market value of the MBS portfolio at the dates indicated.

	Years ending
	December 31,	December 31,
	2010	2009
	(dollars in thousands)

Mortgage-backed securities:
Amortized cost	$58,961	$111,090
Estimated fair value	$58,551	$105,409

We sold $5.2 million MBS classified as available-for-sale during the year ending December 31, 2010 and experienced $470,000 pre-tax loss, or approximately $285,000 after tax loss, compared to no sales of MBS for the twelve months ending December 31, 2009.  We also sold $1.8 million classified as held-to-maturity for the year ending December 31, 2010 and experienced a $109,000 pre-tax gain, or approximately $66,000 after tax gain, compared to no sales during 2009. We recognized total non-cash other than temporary impairment (“OTTI”) charges to the consolidated statement of operations of $2.9 million for one of our private-labeled MBS for the period ending December 31, 2010.  The OTTI charge relates to a credit loss. For full explanation, please refer to Note 3.

The gross realized loss on the available-for-sale securities is the result of the Bank selling one of its non-agency mortgage-backed securities.  The sale of the security was in response to a request by our regulators to reduce our classified assets, which includes our non-agency mortgage-backed securities.  The MBS held-to-maturity sale was an isolated, non-recurring, unusual event for WSB based on short term projections and prepayment speeds based on information that existed on this one security at the time of sale.  WSB currently has no MBS classified as held-to-maturity as of December 31, 2010.

Other Investment Activities

In addition to investment in MBS, excess short-term funds have generally been invested in federal funds, agency callable paper, zero coupon bonds, a certificate of deposit (“CD”) and preferred trust coupon bonds.  Our portfolio of investment securities provides a source of liquidity when loan demand exceeds funding capability, provides funding for unexpected savings and CD withdrawals, provides funds for CD maturities, serves as a vehicle for interest rate risk management, and provides a source of income.  We are required to maintain certain liquidity ratios and generally do so by investing in securities that qualify as liquid assets under federal regulations. We are also required to hold FHLB stock in specified amounts and to maintain certain reserves with the Federal Reserve Bank of Richmond.  See “Business-Supervision and Regulation”.

The following table sets forth certain information regarding our investment securities (excluding MBS), at carrying value and other interest earning assets for the periods indicated.

	December 31,	December 31,
	2010	2009
	(dollars in thousands)
Other Investments:
Federal Home Loan Bank stock	$5,502	$5,911
FHLB Agencies	19,784	28,694
Municipal Bonds	2,327	2,359
Total Other Investments	$27,613	$36,964

The following table sets forth our scheduled maturities on other investments:

as of December 31, 2010

	Up to		One to		Five to		More than		Total Investment
	One Year		Five Years		Ten years		Ten Years		Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Other Investments:
FHLB Agencies	$—	—%	$5,143	5.30%	$9,807	3.27%	$4,834	3.26%	$19,784	3.76%
Municipal Bonds	—	—%	—	—%	—	—%	2,327	4.20%	2,327	4.20%
Total Other Investments	$—	—%	$5,143	—%	$9,807	5.12%	$7,161	4.20%	$22,111	5.04%

Prepayments and calls on the FHLB Agencies shorten the actual maturity. FHLB stock has been excluded from this table as it has no stated maturity.

Approximately $27.9 million short term investments, callable agencies, were called during the twelve month period ending December 31, 2010.  During the twelve month period ending December 31, 2010, we sold approximately $14.1 million in short term agencies.  The sale of these securities was used to partially pay off and unwind our outstanding borrowings that we had with a third party.  This was part of management’s efforts this year to continue to strengthen the balance sheet for the future.

Sources of Funds

General.  Deposits are the primary source of the Bank’s funds for use in lending and for other general business purposes.  In addition to deposits, we obtain funds from loan amortizations and prepayments and sales of loans, MBS and investment securities.  We maintain funding facilities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion. Management has begun investing excess cash liquidity in investment grade securities which offer a ready source of collateral for secured borrowings under existing credit facilities. Structured repurchase agreements (“repos”) are financial transactions in which an organization borrows money by selling securities and simultaneously agreeing to buy the securities back later at a higher price, and they function similarly to a secured loan with the securities serving as collateral.  At December 31, 2010, we had borrowings of $76.0 million in the form of advances from the FHLB of Atlanta.

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

Information concerning our deposits is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Financial Condition Analysis — Deposits” and in Note 8 of the Notes to Consolidated Financial Statements.

The change in the mix of our deposits during 2010, as discussed further in the table below, reflects our emphasis on the growth of core deposits, savings and NOW/checking accounts, and less emphasis on longer-term CDs.  We advertise for CDs from time to time generally when we have the need for deposits of specific maturities.  We have received deposits through brokers on an occasional basis in a manner consistent with federal regulations for our current funding obligations, however, we have consciously reduced our reliance on brokered deposits and have focused growth through the branches.

The following table shows the distribution of our deposits by type of deposit, including accrued interest, for the periods indicated.

	December 31,			December 31,
	2010			2009
	Amount	Percent	Weighted Average Interest Rate	Amount	Percent	Weighted Average Interest Rate
	(dollars in thousands)

Savings accounts	$81,517	30.57%	1.29%	$60,211	23.71%	1.34%
NOW accounts - interest bearing	24,522	9.20	0.83	20,504	8.08	0.79
Checking accounts - non-interest bearing	6,512	2.44	—	9,633	3.80	—
Time deposits	154,030	57.79	2.07	163,473	64.41	2.64

Total deposits at end of period	$266,581	100.00%	1.67%	$253,821	100.00%	2.09%

Our deposits are insured by the FDIC.  The Bank’s deposits have FDIC insurance coverage of $250,000 per depositor.  The Dodd-Frank Wall Street Reform and Consumer Protection Act signed on July 21, 2010, made permanent the current deposit insurance amount of $250,000.

The following table presents, by various interest rate categories, the amounts of time deposit accounts, excluding accrued interest payable of $30,938 at December 31, 2010, which will mature during the periods indicated.

					2015	Total
Time Deposit Accounts					and	Time
by Interest Rate	2011	2012	2013	2014	After	Deposits
	(dollars in thousands)
Balance $100,000 or less
2.50% or less	$65,477	$16,971	$2,805	$437	$254	$85,944
2.51% to 5.50%	6,587	9,690	2,795	8,512	7,862	35,446
Total	$72,064	$26,661	$5,600	$8,949	$8,116	$121,390

Balance greater than $100,000
2.50% or less	$20,931	$1,761	$909	$—	$—	$23,601
2.51% to 5.50%	1,956	1,558	284	3,298	1,913	9,009

Total	$22,887	$3,319	$1,193	$3,298	$1,913	$32,610

Grand Total	$94,951	$29,980	$6,793	$12,247	$10,029	$154,000

The following table contains information pertaining to approximately 236 certificates of deposit accounts held in excess of $100,000 as of December 31, 2010.

Time Remaining Until Maturity	Certificate of Deposits
(dollars in thousands)

Less than three months	$3,592
3 months to 6 months	4,440
6 months to 12 months	14,854
Greater than 12 months	9,724

Total	$32,610

Borrowings.  At December 31, 2009, total borrowings consisted of $99.0 million in FHLB advances and $30.0 million in reverse repurchase agreements.  During fiscal year ending December 31, 2010, we reduced our borrowings by repaying the $30.0 million in reverse repurchases and reducing our aggregate FHLB advances by $23.0 million.  New FHLB advances during 2010 were $20.0 million, which we used to restructure $30.0 million of higher rate borrowings.  In addition, $43.0 million of FHLB advances matured during 2010, bringing the balance of our FHLB borrowings to $76.0 million at December 31, 2010, as shown in the table below.

FHLB Borrowings

Beginning Balance at December 31, 2009	$99,000
Matured during fiscal 2010	(43,000)
Restructured during fiscal 2010	(30,000)
New advances replacing the higher rate borrowings	30,000
New advances during fiscal 2010	20,000

Ending Balance at December 31, 2010	$76,000

The repayment of the $30.0 million reverse repurchase agreements resulted in a pre-payment penalty of approximately $2.0 million.  However, a decrease in interest expense of approximately $2.4 million resulted from the restructuring of these borrowings during 2010 as compared to 2009.

Subsidiaries

WSB, Inc.

The Bank established a wholly owned service corporation subsidiary, WSB, Inc., in 1985. WSB Inc. became a subsidiary of WSB in the holding company reorganization.  WSB, Inc. purchases land to develop into single-family building lots that are offered for sale to third parties.  It also builds homes on certain lots on a contract basis.  During the years ended December 31, 2010 and 2009, WSB, Inc. did not develop any lots. See Note 5 of Notes to Consolidated Financial Statements.

WSB Investments, Inc.

During 2000, we established a wholly-owned operating subsidiary of the Bank, WSB Investments, Inc., which was incorporated under the laws of the State of Delaware for the purpose of maintaining and managing a portfolio of our investment securities, which allowed us to decrease taxes due in connection with these investments. Due to the inactivity in the subsidiary, WSB Holdings made the decision to close the subsidiary and transfer the remaining assets of WSB Investments, Inc. to the Bank effective December 31, 2009.  Total assets transferred at period ending December 31, 2009 was approximately $3 million.

WSB Realty, LLC

The Bank established a wholly-owned operating subsidiary in January 2009 for the purpose of directly or indirectly, acquiring, owning, holding, leasing, developing, managing, operating, investing in or otherwise dealing with various real and personal property.  Management is authorized to take assignment of the right to acquire title to certain properties purchased at foreclosure sales.  Management is authorized to take usual and customary activities toward the acquisition, rehabilitation, sale, rental and disposition of these properties.  At December 31, 2010, WSB Realty, LLC had assets of approximately $2.3 million consisting primarily of other real estate owned.  WSB Realty, LLC reports a net loss of approximately $184,700 for year ending December 31, 2010.

WSB Realty, Inc.

The Bank established a wholly-owned operating subsidiary in September 2010 for the purpose of directly or indirectly, acquiring, owning, holding, leasing, developing, managing, operating, investing in or otherwise dealing with various real and personal property.  Management is authorized to take assignment of the right to acquire title to certain properties purchased at foreclosure sales.  Management is authorized to take usual and customary activities toward the acquisition, rehabilitation, sale, rental and disposition of these properties.  At December 31, 2010, WSB Realty, Inc. had assets of approximately $854,000 consisting primarily of other real estate owned.  WSB Realty, Inc. reports a net loss of approximately $11,200 for year ending December 31, 2010.

Employees

We had 119 full-time and 18 part-time employees at December 31, 2010.  We provide health and life insurance benefits and an employer matching 401(k) plan.  None of the employees are represented by a collective bargaining union.  We believe that we enjoy good relations with our employees.

Available Information

WSB’s internet address is www.twsb.com. There we make available, free of charge, our annual report on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as practicable after we file or furnish them with the Securities and Exchange Commission (“SEC”), as well as copies of required Forms 3, 4, and 5 filings for insider security holdings and transactions and copies of our Code of Ethics for our officers, directors and employees as well as our committee charters. Our SEC reports can be accessed through the financial highlights information section of our website. The information on our website is not a part of this or any other report we file with or furnish to the SEC.

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

Regulatory Reform Legislation.  On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.

The following items provide a brief description of certain provisions of the Dodd-Frank Act.

•                  OTS to merge with OCC.  On July 21, 2011, unless the Secretary of the Treasury opts to delay such date for up to an additional six months, the OTS will be effectively merged into the Office of the Comptroller of Currency (“OCC”), with the OCC assuming all functions and authority from the OTS relating to federally chartered savings banks, such as the Bank, and the Federal Reserve assuming all functions and authority from the OTS relating to holding companies for savings banks, such as the Company.

•                  Source of strength.  The Dodd-Frank Act requires all companies that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. Under this requirement, the Company in the future could be required to provide financial assistance to the Bank should the Bank experience financial distress.

•                  Mortgage loan origination and risk retention.  The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to require steps to verify a borrower’s ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

•                  Consumer Financial Protection Bureau (CFPB).  The Dodd-Frank Act creates a new independent CFPB within the Federal Reserve Board. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. For banking organizations with assets under $10 billion, like the Bank, the CFPB has exclusive rule making, but the Bank’s primary federal regulator, would continue to have enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations.

•                  Deposit insurance.  The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extends until January 1, 2013, federal deposit coverage for the full net amount held by depositors in non-interest bearing transaction accounts. Amendments to the FDI Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase the FDIC deposit insurance premiums paid by the Bank.

•                  Enhanced lending limits.  The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Federal law currently limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•                  Corporate governance.  The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

Many of the requirements of the Dodd-Frank Act will be implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Liquidity Requirements.  As a thrift, the Bank derives its lending and investment authority from the Home Owners’ Loan Act, as amended, and regulations of the OTS thereunder.  Those laws and regulations limit the ability of the Bank to invest in certain types of assets and to make certain types of loans.  For example, the OTS requires thrifts to maintain sufficient liquidity to ensure their safe and sound operation. Liquid assets are defined to include cash, deposits maintained pursuant to Federal Reserve Board reserve requirements, time deposits in certain institutions and certain savings deposits, obligations of the United States and certain of its agencies and qualifying obligations of the states and political subdivisions thereof, highly rated corporate debt, mutual funds that are restricted by their investment policies to investing only in liquid assets, certain mortgage loans and mortgage-related securities and bankers acceptances.  As of December 31, 2010, the Bank had $23.5 million of cash and cash equivalents.  Further, the Company had $64.2 million of unpledged investment securities. However, the unpledged securities consist of approximately $23.3 million private label mortgage-backed securities with limited marketability for purposes of liquidity.

Internal sources of operational liquidity used by the Bank are cash, various short-term investments, mortgage-backed securities and loans and investments classified as available-for-sale. Additionally, we may borrow funds from commercial banks or from the FHLB of Atlanta or the Federal Reserve Bank “discount window” after exhausting FHLB sources. Previously, we also have utilized short term borrowings in the form of reverse repurchase agreements from a commercial bank to meet short-term liquidity needs.  At December 31, 2010, we had approximately $39.1 million of availability on our FHLB line, and $17.0 million of availability on our secured line of credits with correspondent banks.

Qualified Thrift Lender Test.  The Bank must either qualify as a domestic building and loan association under the Internal Revenue Code, or maintain an appropriate level of certain investments, called “Qualified Thrift Investments” (“QTIs”), to remain as a “Qualified Thrift Lender” (“QTL”). QTIs must represent 65% or more of portfolio assets on a monthly average basis during 9 out of every 12 months on a continuous basis. Failure by the Bank to maintain its status as a QTL will result in the following restrictions on operations: (i) we would not be able to engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment was permissible for both national banks and thrift institutions; (ii) the branching powers of the Bank would be restricted to those of a national bank; and (iii) payment of dividends by the Bank would be subject to the rules regarding payment of dividends by a national bank. Additional restrictions would apply three years after we ceased to be a QTL, including requirements to dispose of certain assets not permissible for national banks and to cease engaging in activities not permissible for national banks. A thrift institution that fails to maintain its QTL status will be permitted to re-qualify once, and if it fails the QTL test a second time, it will become immediately subject to all restrictions described above as if all time periods prior to such restrictions becoming effective had expired.  At December 31, 2010, our QTL ratio was 84%, which exceeded the requirement.

Capital Standards.  We are subject to capital standards imposed by the OTS. These standards call for a minimum “leverage ratio” of core capital to adjusted total assets of 4% (3% for savings institutions receiving the highest composite CAMELS rating for safety and soundness), a minimum ratio of tangible capital to adjusted total assets of 1.5%, and a minimum ratio of risk-based capital to risk-weighted assets of 8%. The regulations define both core capital and tangible capital as including common stock (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority equity interests in consolidated subsidiaries, and certain non-withdrawable accounts, less intangible assets and certain servicing assets, interest-only strips receivable and investments in subsidiaries. Core capital also includes certain unamortized goodwill and purchased mortgage servicing rights. In addition, purchased credit card relationships may be included among core capital up to an amount equal to the lesser of 90% of the fair market value, or 100% of remaining unamortized book value. At December 31, 2010, the Bank’s ratios exceeded all regulatory capital requirements for well capitalized institutions. See Note 12 of Notes to Consolidated Financial Statements.

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

Prompt Corrective Action.  The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. The federal banking agencies are required to take prompt corrective action with respect to insured institutions that fall below the adequately capitalized level. Any insured depository institution that falls below the adequately capitalized level must submit a capital restoration plan, and, if its capital levels further decline or do not increase, will face increased scrutiny and more stringent supervisory action. As of December 31, 2010, we were deemed to be well capitalized.

Interest Rate Risk.  The OTS has issued guidelines regarding the management of interest rate risk. The OTS requires thrift institutions to establish and maintain Board of Directors’ approved limits on ratios between the net present value of the institution’s assets, liabilities and off-balance sheet contracts (referred to as net portfolio value or “NPV”), and the value of these assets and liabilities under sudden interest rate shocks of plus or minus 200 to 400 basis points across different tenors to reflect changing slopes and twists of the yield curve.  As part of our regular examination and rating by OTS examiners, our level of interest rate risk is evaluated based primarily upon the interest rate sensitivity of our NPV in the event of an interest rate shock of 200 basis points downward and 300 basis points upward.

The OTS also requires management to assess the risks and returns associated with complex securities and financial derivatives. For significant transactions, management must assess the incremental effect of the proposed transaction on the interest rate risk profile of the institution, including the expected change in the institution’s NPV as a result of parallel shifts of plus or minus 200 to 400 basis points in the yield curve. Complex securities and financial derivative transactions may require analysis of an even wider range of scenarios.

Deposit Insurance.  The Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC, so substantially all of the deposits at the Bank are insured by the FDIC up to the applicable limits.  On October 3, 2008, the FDIC announced a temporary increase in the standard maximum deposit insurance amount from $100,000 to $250,000 per depositor for a limited period of time, which was subsequently extended December 31, 2013.  The Dodd-Frank Act permanently increased the standard maximum deposit insurance amount from $100,000 to $250,000, effective as of July 22, 2010. In August 2010, the FDIC adopted final rules conforming its regulations to the provisions of the Dodd-Frank Act relating to the new permanent standard maximum deposit insurance amount.

In accordance with the Dodd-Frank Act, the FDIC adopted rules in November and December of 2010 which provide for temporary unlimited insurance coverage of certain non-interest bearing transactions accounts. Such coverage begins on December 31, 2010 and terminates on December 31, 2012. Beginning January 1, 2013, such accounts will be insured under the general deposit insurance coverage rules of the FDIC.

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

Deposit Insurance Assessments.  As a member of the DIF, the Bank pays its deposit insurance assessments to the DIF.

To maintain the DIF, the Bank and other member institutions are assessed deposit insurance premiums based on their current condition and the nature of their activities, and the revenue needs of the DIF, as determined by the FDIC.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.

As a result of the failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF. This resulted in a decline in the DIF reserve ratio during 2008 below the then minimum designated reserve ratio of 1.15%. As a result, the FDIC was required to establish a restoration plan to restore the reserve ratio to 1.15% within a period of five years, which was subsequently extended to eight years.  Effective April 1, 2009, the FDIC adopted a final rule modifying the risk-based assessment system, which set initial base assessment rates that range from a minimum initial assessment rate of 12 basis points per $100 of deposits to a maximum of 45 basis points per $100 of deposits. Risk-based adjustments to the initial assessment rate may lower or raise a depository institution’s rate to 7 basis points per $100 of deposits for well-managed, well-capitalized banks with the highest credit ratings to 77.5 basis points for institutions posing the most risk to the DIF.

In addition to the increase in deposit insurance premiums, on May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s insurance assets minus Tier 1 capital (core capital) as of June 30, 2009, not to exceed 10 basis points of the institution’s domestic deposits.  This special assessment was collected on September 30, 2009.

On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay slightly over three years of estimated insurance assessments.  The pre-payment allowed the FDIC to strengthen the cash position of the DIF immediately without impacting earnings of the industry.  We paid the prepaid assessments, along with our regular third quarter assessment, on December 30, 2009. As of December 31, 2010, $1.3 million in pre-paid deposit insurance assessments is included in other assets in the accompanying consolidated balance sheet.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In accordance with the Dodd-Frank Act, on February 7, 2011, the FDIC adopted a final rule that redefines the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, and adopts a new assessment rate schedule, as well as alternative rate schedules that become effective when the reserve ratio reaches certain levels. The final rule also makes conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates, eliminates the secured liability adjustment and creates a new assessment rate adjustment for unsecured debt held that is issued by another insured depository institution.

The new rate schedule and other revisions to the assessment rules become effective   April 1, 2011 and will be used to calculate our June 30, 2011 invoices for assessments due September 30, 2011. As revised by the final rule, the initial base assessment rates for depository institutions with total assets of less than $10 billion, such as the Bank, will range from five to nine basis points for Risk Category I institutions and are fourteen basis points for Risk Category II institutions, twenty-three basis points for Risk Category III institutions and thirty-five basis points for Risk Category IV institutions.  Institutions with more than $10 billion in assets will have a scorecard with two components — a performance score and loss severity score.  The larger institutions are expected to bear more of the cost of raising the reserve ratio to 1.35%.

All FDIC-insured depository institutions must also pay an annual assessment to interest payments on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. The Financing Corporation payments will continue until the bonds mature in 2017 through 2019.  Our FICA expense payments totaled $1.2 million in 2010 and $620,000 in 2009.

In November 2008, the FDIC adopted the Temporary Liquidity Guarantee Program, or TLGP, pursuant to its authority to prevent “systemic risk” in the U.S. banking system. The TLGP was announced as an initiative to counter the system-wide crisis in the nation’s financial sector. The TLGP included a Debt Guarantee Program and a Transaction Account Guarantee Program.   We elected to participate in the TLPG program.

Under the Transaction Account Guarantee Program of the TLGP, or the TAGP, the FDIC fully insured non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions through December 31, 2010. For institutions participating in the TAGP, a ten basis point annualized fee was added to the institution’s quarterly insurance assessment in 2009 for balances in non-interest bearing transaction accounts that exceeded the existing deposit insurance limit of $250,000.

In place of the TAGP which was scheduled to expire on December 31, 2010, and in accordance with certain provisions of the Dodd-Frank Act, the FDIC adopted further rules in November and December 2010 which provide for temporary unlimited insurance coverage of certain non-interest bearing transaction accounts. Such coverage begins on December 31, 2010 and terminates on December 31, 2012.  Beginning January 1, 2013, such accounts will be insured under the general deposit insurance coverage rules of the FDIC. Unlike the TAGP, the new rules do not cover NOW accounts and the FDIC will not charge a separate assessment for the insurance of non-interest bearing transaction accounts. Instead, the FDIC will take into account the cost of this additional insurance coverage in determining the amount of the assessment it charges under its new risk-based assessment system.

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

Federal Reserve System.

Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain non-interest bearing reserves at the Federal Reserve Bank or in a pass-through account at a correspondent institution, calculated daily, equal to 3% of its “low reserve tranche” currently the first $58.8 million of transaction accounts (less a $10.7 million exclusion), plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $58.8 million.  We have consistently met the reserve requirements.

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

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional Federal Home Loan Banks.  FHLB banks provide a central credit facility primarily for member institutions. At December 31, 2010 and 2009, we had advances of $76.0 million and $99.0 million, respectively, from the FHLB of Atlanta. The FHLB borrowings are collateralized by a blanket collateral loan agreement under which we must maintain minimum eligible collateral for the outstanding advances.

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

We were compliant with this requirement with an investment in FHLB of Atlanta stock at December 31, 2010 of $5.5 million.

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

The Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Loans-to-One-Borrower Limitations.  Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2010, we were in compliance with loans-to-one-borrower limitations.

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

If economic conditions should further deteriorate, our results of operations and financial condition could be adversely affected as borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases.

There has been significant disruption and volatility in the financial and capital markets since 2007.  The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure.  Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.  Further, because a significant portion of our loan portfolio is comprised of real estate related loans, additional decreases in real estate values could adversely affect the value of property used as collateral for loans in our portfolio.

As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, we have recently experienced increased losses in our loan portfolio, largely related to the dramatic declines in the housing and financial and capital markets over the past three years, with falling home prices, increasing foreclosures and higher unemployment.  For the year ended December 31, 2010, we had $1.3 million in net loan charge-offs, or 0.56% of total loans held for investment.  The loan loss provision for the Bank was $3.4 million for the year ended December 31, 2010, compared to a provision of $9.5 million for the year ended December 31, 2009.  Impaired loans, which includes loans that are 90 days past due, nonaccrual loans and troubled debt restructurings (TDR) renegotiated loans, were $38.8 million or 16.6% of loans held for investment at December 31, 2010 and $30.1 million or 12.1% of loans held for investment at December 31, 2009.  Impaired loans at December 31, 2010 consisted of approximately $27.1 million in non-accrual loans and approximately $11.7 million restructured loans.  Although there have been some indications of improvement in the economy, it remains unclear when economic conditions will improve to the extent that will impact our borrowers’ ability to repay their loans, and therefore when these negative trends in our loan portfolio will reverse.  Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry.  As a result, our future earnings continue to be susceptible to further deteriorating economic conditions which may continue to negatively affect our revenues, net income and liquidity.

If U.S. credit markets and economic conditions continue to deteriorate, our liquidity could be adversely affected.

We are required to maintain certain capital levels in accordance with banking regulations.  We must also seek to maintain adequate funding sources in the normal course of business to support out lending and investment operations and repay our outstanding liabilities as they become due.  Our liquidity may be adversely affected by the current environment of economic uncertainty reducing business activity as a result of, among other factors, disruptions in the financial system in the recent past.  Dramatic declines in the housing market during the past three years, with falling real estate prices and increased foreclosures and unemployment, have resulted in significant asset value write-downs by financial institutions, including government-sponsored entities and investment banks.  These investment write-downs have caused financial institutions to seek additional capital.   If adverse conditions continue, we may be required to raise additional capital as well to maintain adequate capital levels or to otherwise finance our business.  Such capital, however, may not be available when we need it or may not be available only on unfavorable terms.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us.  If we cannot raise additional capital when needed, it may have a material adverse effect on our liquidity, financial condition, results of operations and prospects.  Further, if we raise capital by issuing stock, the holdings of our current stockholders would be diluted.

Our failure to meet any applicable regulatory guideline related to our lending activities or any capital requirement otherwise imposed upon us or to satisfy any other regulatory requirement could subject us to certain activity restrictions or to a variety of enforcement remedies available to the regulatory authorities, including limitations on our ability to pay dividends or pursue acquisitions, the issuance by regulatory authorities of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the OTS, our current chartering authority (see risk factor below), and by the FDIC, as insurer of our deposits. Such regulation and supervision govern the activities in which a financial institution may engage and are intended primarily for the protection of the insurance fund and depositors and are not intended for the protection of holders of our common stock. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Further, regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business.  These requirements may constrain our rate of growth.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  The Dodd-Frank Act represents a comprehensive overhaul of the U.S. financial services industry.  Among other things, the Dodd-Frank Act establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and includes provisions that impact corporate governance and executive compensation disclosure by all SEC reporting companies, impose new capital requirements on bank and thrift holding companies, allow financial institutions to pay interest on business checking accounts, broaden the base for FDIC insurance assessments, impose additional duties and limitations on mortgage lending activities and restrict how mortgage brokers and loan originators may be compensated.  The Dodd-Frank Act also will eliminate the OTS.  The Office of the Comptroller of the Currency (the primary federal regulator for national banks) will become the Bank’s primary federal regulator.  The Board of Governors of the Federal Reserve System (the “Federal Reserve”) will have exclusive authority to regulate all bank and thrift holding companies.  As a result, WSB will become subject to supervision by the Federal Reserve Board as opposed to the OTS.  These changes to our regulators will occur on July 21, 2011.

The Dodd-Frank Act will require the BCFP and other federal agencies to implement many new and significant rules and regulations to implement its various provisions, and the full impact of the Dodd-Frank Act on our business will not be known for years until regulations implementing the various provisions of the statute are adopted and implemented.  As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition.  However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and may decrease revenues by, for example, limiting the fees we can charge, any of which may adversely impact our results of operations, liquidity or financial condition.  Further, if the industry responds to provisions allowing financial institutions to pay interest on business checking accounts by competing for those deposits with interest-bearing accounts when these provisions become effective during 2011, this would put some degree of downward pressure on our net interest margin.  The new duties to be imposed on mortgage lenders, including a duty to determine the borrower’s ability to repay the loan and a requirement on mortgage securitizers to retain a minimum level of economic interest in securitized pools of certain mortgage types may decrease the demand for mortgage loans as well as our ability to sell such loans into the secondary market, which would reduce both our interest and non-interest income, especially in light of our renewed focus on mortgage loans.  We may also experience increased expenses as a result of having a different regulator for each of WSB and the Bank and as a result of switching regulators.

Our focus on commercial and real estate loans may increase the risk of credit losses.

We offer a variety of loans including commercial business loans, commercial real estate loans, construction loans, home equity loans and consumer loans.  We secure many of our loans with real estate (both residential and commercial) in the Maryland suburbs of Washington, D.C.  While we believe our credit underwriting adequately considers the underlying collateral in the evaluation process, further weakness in the real estate market could adversely affect our customers, which in turn could adversely impact us.  Further, commercial lending generally carries a higher degree of credit risk than do residential mortgage loans because of several factors including larger loan balances, dependence on the successful operation of a business or a project for repayment, or loan terms with a balloon payment rather than full amortization over the loan term.

We may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans.

We sell a portion of the residential mortgage loans we originate on the secondary market.  In response to the financial crisis, we believe that purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser’s purchase criteria.  As a result, we may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and we may face increasing expenses to defend against such claims.  If we are required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if we incur increasing expenses to defend against such claims, our financial condition and results of operations would be negatively affected.

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

We believe we have established an allowance for loan losses to prudently cover the eventuality of losses inherent in our loan portfolio. However, even under normal economic conditions we cannot predict loan losses with certainty.  The unprecedented volatility experienced in the financial and capital markets during the last three years makes this determination even more difficult as processes we use to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.  As a result, we cannot assure you that charge offs in future periods will not exceed the allowance for loan losses. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. An increase in our allowance for loan losses could reduce our earnings.

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

We face limits on our ability to lend.

We are limited in the amount we can loan to a single borrower by the amount of our capital.  Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower.  As of December 31, 2010, we were able to lend approximately $7.8 million to any one borrower.  This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us.  We try to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available.  We may not be able to attract or maintain customers seeking larger loans and we may not be able to sell participations in such loans on terms we consider favorable.

Our deposit insurance premiums have increased and could increase further in the future, which could have a material adverse impact on our future earnings and financial condition.

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank.  The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level.  The Bank’s FDIC insurance premiums increased substantially beginning in 2009, and we expect to pay significantly higher premiums in the future. Current economic conditions have increased bank failures and additional failures are expected, all of which decrease the DIF.  In order to restore the DIF to its statutorily mandated minimum of 1.15 percent over a period of several years, the FDIC increased deposit insurance premium rates at the beginning of 2009 and imposed a special assessment on June 30, 2009. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level.  Any increase in our FDIC premiums, whether as a result of an increase in the risk category for the Bank or in the general assessment rates or as a result of special assessments, could have an adverse effect on the Bank’s profits and financial condition.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At December 31, 2010, we operated five savings branch locations in Bowie, Crofton, Millersville, Odenton, and Waldorf, Maryland.  Space for three of our branches, Millersville, Odenton and Waldorf, are under long-term leases with third parties.  Our Waldorf lease for 2,700 square feet expires in April 2012 with an option for five year renewal.  Our Millersville lease is for a 1,628 square foot parcel of land of which our Millersville office is located.  We currently own the Millersville building and the land lease expires in March 2013.  Our Odenton lease for 3,167 square feet expires in November 2014.  The 570 square foot Crofton branch was purchased by the Bank in July 1995.

Our corporate, administrative, and accounting offices are located in a five-story building in Bowie owned by WSB.  At December 31, 2010, 59% of the Bowie building’s residual space was occupied, of which 16% is tenant occupied and 43% is occupied by WSB staff. Also located in WSB’s corporate headquarters are our Commercial Lending Group and our Retail Mortgage Group.

Item 3.  Legal Proceedings

From time to time we may be involved in ordinary routine litigation incidental to our business.  At December 31, 2010, other than as discussed below, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results operations.

During 2003 we donated land we had foreclosed upon to the Maryland Environmental Trust and took a tax deduction for a conservation easement charitable donation.  We valued the donation at $2,008,000 based on an independent appraisal of the land, and the deduction netted us a tax benefit of $745,000. The Internal Revenue Service (“IRS”) disagreed that the conservation easement satisfied the statutory legal requirements under 26 U.S.C. §170(h) and, in the alternative, determined that the appraised value was too high.  On April 6, 2006, the Internal Revenue Service issued a notice attributable to the disallowance of the conservation easement charitable donation. We had valued the donation at $2.1 million based on an appraisal of the land, and the deduction netted us a tax benefit of $745,000.  The IRS disagreed with the appraisal and asserted that it would not allow the deduction. On May 8, 2006, we filed a timely Protest appealing an Internal Revenue Service proposed adjustment on the valuation of the conservation easement donated to the Maryland Environmental Trust.  We initially recorded a liability in the amount of $405,600 for uncertain income tax positions as required by guidance issued by the Financial Accounting Standards Board (“FASB”).  We were scheduled to begin trial on this matter on February 1, 2010, however, after exchanging expert reports and filing an extensive pretrial memorandum, the IRS conceded all of the legal issues in the case and agreed to a valuation of the easement in the amount of $1,300,000 (no penalties will be imposed). The final Decision has been signed and filed with the court. As previously noted, we recorded a liability of approximately $405,600, as a result of this pending issue.  Approximately $305,000, which represents interest due was issued from the recorded liability to the IRS and the remaining balance of $101,000 favorably impacted the effective tax rate for the period ending December 31, 2010, exhausting the recorded liability.

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

	Price per Share				Cash Dividends
	2010		2009		Paid per Share
Fiscal Period	High	Low	High	Low	2010	2009

1st Quarter	$4.00	$2.30	$3.75	$1.80	$0.00	$0.04
2nd Quarter	3.75	2.96	3.70	2.17	0.00	0.04
3rd Quarter	3.37	2.10	2.48	2.07	0.00	0.02
4th Quarter	2.95	2.16	3.09	2.15	0.00	0.02

As of March 16, 2011, WSB had 222 record holders of our common stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

In April 2008, the Board of Directors gave the authority to management to repurchase up to $1.0 million of the outstanding shares of the Company’s stock.  There is no stated expiration date for the plan.  We did not repurchase any of our securities during the year ending December 31, 2010.

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

Our principal expense is the interest we pay on deposits and borrowings.  Net interest income is significantly affected by general economic conditions and by policies of state and federal regulatory authorities and the monetary policies of the Federal Reserve Board.  Our net income is also affected by the level of our other income, including loan related fees, gain on sale of loans, deposit-based fees, rental income, operations of the Bank’s service corporation subsidiary, gains on sales of OREO (“other real estate owned”), gains on sales of loans and investment securities as well as operating and tax expenses.

During this period of economic slowdown, the effects of which, including declining real estate values resulting in asset impairment and tightening liquidity, has particularly impacted the banking industry in general, management continues to stress credit quality within both our loan and investment portfolios.  The Bank originates residential loans for its portfolio and for sale in the secondary market.  During 2008 and 2009, we had focused on diversifying our loan portfolio by broadening our lending emphasis to include commercial real estate and commercial and industrial loans.  Recently, however, demand for these and other areas of lending have slowed, and we again are focusing on increasing the mortgage activity in order to reduce balance sheet risk as well as realizing gains on the sale of loans in the secondary market.  As a result, our portfolios of commercial business, commercial real estate, and residential land development loans to commercial borrowers have decreased.  We also use available funds to retain certain higher-yielding fixed rate residential mortgage loans in our portfolio in order to improve interest income. Although we intend to again focus on diversifying or loan portfolio when demand for these other areas of loans picks up, we believe that our continued efforts to expand our residential mortgage lending department are important to ensure future profitability based on the current slow demand for commercial lending.  Management believes that interest rates and general economic conditions nationally and in our market area are most likely to have a significant impact on our results of operations. We carefully evaluate all loan applications in an attempt to minimize our credit risk exposure by obtaining a thorough application with enhanced approval procedures; however, there is no assurance that this process can reduce lending risks.

Management reviews models and has established benchmark rates and assures that we remain within the limits.  If the limits exceed the established benchmark rate, management develops a plan to bring interest rate risk back within the limits.

Our management considers return on average assets and equity as a measure of our earnings performance. Return on average assets measures the ability to utilize our assets to generate income. However, current economic conditions such as unemployment or declining real estate values may have a significant impact on our ability to utilize those assets.  Return on average assets and equity was (0.92)% and (7.29)% and (1.26)% and (10.58)%, during the years ended December 31, 2010 and 2009, respectively.  Our dividend payout ratio was 0% and 16.49% for the years ending December 31, 2010 and 2009, respectively.  Our equity- to-asset ratio was 13.04% and 12.07% for the years ending December 31, 2010 and 2009, respectively.

We are continually seeking to increase our core deposits and advertise our lower-cost NOW accounts, no fee checking incentives, overdraft protection program and variable money market savings account priced to current interest rates, as well as the advantages of customer access to ATM networks. During 2010, our interest rates on money market and checking accounts were slightly higher than our competitors, but lower CD rates negatively affected renewals for CDs as management has focused on lowering deposit costs through lower CD rates and reduced brokered deposits.  Our money market and checking accounts increased approximately $22.2 million and our CDs decreased $9.4 million during 2010, which increased our overall total deposits to $266.6 million at December 31, 2010, a 5.0% increase in total deposits as compared to $253.8 million at December 31, 2009. This resulted in a decrease in our interest expense on deposits by approximately $2.8 million for 2010 compared to 2009.  Our borrowings decreased by $53.0 million as a result of repayment of $30.0 million in reverse repurchases and restructuring our FHLB advances. While repayment of the $30.0 million reverse repurchase resulted in a pre-payment penalty of approximately $2.0 million, we experienced an overall decrease in interest expense of approximately $2.4 million during 2010 as compared to 2009 as a result of the restructuring of these borrowings.

Both basic and diluted earnings per share amounts are shown on the Consolidated Statements of Earnings.  Per-share references in this report are to “basic earnings per share” unless otherwise stated.

Forward Looking Statements

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. The statements presented herein with respect to, among other things, our expectations regarding diversifying our loan portfolio as demand for commercial and other non-residential real estate lending improves, that our cost of funds will be reduced in the future as a result of our repaying certain borrowings, the impact of current and expected economic changes and conditions, the allowance for loan losses, settlement of loans committed to be purchased and the potential for losses in connection therewith,  expected terms of loans, prepayments and re-financings, use of brokered deposits going forward, the Bank’s continuing to meet its capital requirements, future sources of liquidity, strengthening the balance sheet and future profitability are forward-looking.

Forward-looking statements are based on the Company’s current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions and assumptions and results may ultimately vary from the statements made in this report.  Our future results and prospects may be dependent upon a number of factors that could cause our performance to differ from the performance anticipated or projected in these forward-looking statements or to compare unfavorably to prior periods.  Among these factors are: (a) ongoing review of our business and operations; (b) implementation of changes in lending practices and lending operations; (c) the Board of Directors ongoing review of our capital management plan; (d) changes in accounting principles; (e) government legislation and regulation, including regulations implemented pursuant to the Dodd-Frank Act; (f) changes in interests rates; (g) further deterioration of economic conditions; (h) credit or other risks of lending activity, such as changes in real estate values and changes in the quality or composition of our loan portfolio; and (i) other expectations, assessments and risks that are specifically mentioned in this report and in such other reports we have filed with the Securities and Exchange Commission. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected.  Unless required by law, we do not undertake, and specifically disclaim any obligations, to publicly update or revise any forward- looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

The general reserve portion of the allowance that is based upon historical loss factors, as adjusted, establishes allowances for the major loan categories based upon adjusted historical loss experience over the prior four quarters. The use of these historical loss factors is intended to reduce the differences between estimated losses inherent in the loan and lease portfolio and actual losses.    The challenges caused by the recent recession and continuing high unemployment levels and uncertain real estate valuations, have resulted in the Bank shortening the loss history look back period it uses for the allowance for loan losses from 36 months to 12 months.  The factors used to adjust the historical loss ratios address changes in the risk characteristics of our loan and lease portfolio that are related to (1) trends in delinquencies and other non-performing loans, (2) changes in the risk level of the loan portfolio related to large loans, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in our credit administration and loan and lease portfolio management processes, and (7) quality of our credit risk identification processes. This general reserve component comprised 44.3% of the total allowance at December 31, 2010 and 48.3% at December 31, 2009.

The specific allowance is used primarily to establish allowances for risk-rated credits on an individual basis, primarily our impaired loans, and accounted for 55.7% of the total allowance at December 31, 2010 and 51.7% December 31, 2009. The actual occurrence and severity of losses involving risk-rated credits can differ substantially from estimates, and some risk-rated credits may not be identified.

Other-Than-Temporary Impairment of Securities. We review all investment securities with significant declines in fair value for potential other-than-temporary impairment on a periodic basis. We record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Generally changes in market interest rates that result in a decline in value of an investment security are considered to be temporary, since the value of such investment can recover in the foreseeable future as market interest rates return to their original levels.  However, such declines in value that are due to the underlying credit quality of the issuer or other adverse conditions that cannot be expected to improve in the foreseeable future, may be considered to be other than temporary. Management believes this is a critical accounting policy because this evaluation of the underlying credit or analysis of other conditions contributing to the decline in the value involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.  The valuation process and OTTI determination, assumptions related to prepayment, default and severity on the collateral supporting the non-agency MBSs are input into an industry standard valuation model.

Voluntary Prepayment Rate

This is based primarily on historical activity.  As most of these instruments move toward a voluntary baseline prepayment (VPR) stream from the previous year, recent history gives a good and conservative estimate of future voluntary prepayment results.

Current Default Rates

This is based primarily on the performance of the collateral historical data when considering the performance of both the collateral pool and the entire MBS collateral pool.  Estimates for the current default rate (CDR) vectors are based on the status of the loans at the valuation date — current, 30-59 days delinquent, 60-89 days delinquent, 90+ days delinquent, foreclosure or REO.

Default assumptions are benchmarked to the recent results experienced by major servicers of non-Agency MBS for securities with similar attributes and forecasts from other industry experts and industry research.

Loss Severity Rate

Management obtains the individual security’s historical data.  The data will recognize most recent monthly realized loss severity rates (SEV) by issuer and origination year, which are surveyed, then using the most recent severity result to build an assumption.

Management reviews this current information to see if there are any underlying trends with the assumption that the current performance is believed to be the best indicator of future collateral performance.  The collateral performance obtained from these Bloomberg screens for each tranche within the security is reviewed to determine the likelihood there will be a credit loss based on the collateral performance. If there has not been any loans in default for a period of time and there are no serious delinquencies, we determine that there is no current OTTI.  If however, there is some stress in the underlying collateral (evidenced by losses in the most recent periods and some level of current delinquencies), and considering management’s general knowledge of the trends in the residential mortgage markets, which takes into account current economic conditions and negative credit trends, management determines projected future CDR, SEV and VPR figures, which we then provide to our third party brokerage firm for input into their model.  Using these new assumptions, the model determines the future credit loss and the projected loss is then discounted back to the present value based on the current book yield of the investment.

Results of Operations

General.  Net loss for the year ended December 31, 2010 was $3.9 million, or $(0.49) per basic share, compared to net loss of $5.7 million, or $(0.73) per basic share, for the year ended December 31, 2009.

The decrease in net loss for the twelve month period ending December 31, 2010, is primarily the result of adding $3.4 million to our allowance for loan losses in the 2010 period compared to $9.4 million during the corresponding 2009 period.  Non-interest income decreased primarily as a result of a $2.9 million other than temporary impairment charge on a non-agency mortgage-backed security.  The increase in non-interest expense during the twelve month period is primarily the result of the $2.0 million one-time pre-payment penalty. The decrease in net loss for the period ending December 31, 2010 also reflects a 12% increase in net interest income, a 62% decrease in non-interest income and a 29% increase in non-interest expense for the twelve month period ending December 31, 2010 compared to the same twelve month period last year.  The increase in net interest income is primarily due to our reduction in our cost of funds, primarily as a result of a decrease in the average yield on interest-bearing liabilities, partially offset by a decrease in interest income. The decrease in non-interest income is primarily the result of the other than temporary impairment charge of $2.9 million during 2010, partially offset by an increase on gain on sales of investment securities.

Another significant factor affecting earnings has been gain on sale of loans.  Gain on sale of loans was $1,242,000 for the year ended December 31, 2010 compared to $823,000 for the year ended December 31, 2009, an increase of $419,000 or 51%.  The increase for 2010 is primarily the result of an increase in our loan originations sold in the secondary market.

Average Balances, Interest and Yields.  The following table sets forth, for the periods indicated, information regarding:  (i) the total dollar amounts of interest income from interest-earning assets and the resulting average yields; (ii) the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs; (iii) net interest income; (v) interest rate spread; (v) average interest-earning assets and the total yield earned on average interest-earning assets; (vi) average interest-bearing liabilities, the amount of interest paid on such liabilities and the average interest rate paid on interest-bearing liabilities; and (vii) the ratio of total interest-earning assets to total interest-bearing liabilities.  Average balances, yields, and costs are calculated on the basis of month-end averages (except deposits, which are on the basis of daily averages) for all periods through December 31, 2010.

Weighted average yields and costs at December 31, 2010 are also indicated.  Non-accrual loans are included in total loan balances, lowering the effective yield for the loan portfolio in the aggregate.

	Year Ended December 31,			Year Ended December 31,
	2010			2009
	Average Balance	Interest(1)	Yield/ Cost	Average Balance	Interest(1)	Yield/ Cost
	(dollars in thousands)			(dollars in thousands)
Interest-earning assets:
Loans	$241,371	$15,091	6.25%	$249,998	$15,725	6.29%
Mortgage-backed securities	81,225	4,218	5.19	127,422	7,110	5.58
Investment securities (excluding MBS)	43,752	1,399	3.20	39,593	1,783	4.50
Other interest-earning assets	13,003	20	0.15	8,946	14	0.15
Total interest-earning assets (2)	$379,351	20,728	5.46%	$425,959	24,632	5.78%
Interest-bearing liabilities:
Deposits	250,234	4,898	1.96	254,338	7,722	3.04
Other borrowings	99,333	3,476	3.45	135,315	5,870	4.34

Total interest-bearing Liabilities (2)	$349,567	8,374	2.40%	$389,653	13,592	3.49%

Net interest income/interest rate spread (3)		$12,354	3.06%		$11,040	2.29%
Net yield on interest-earning assets (4)			3.26%			2.59%
Ratio of interest-earning assets to interest-bearing liabilities			108.52%			109.32%

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

	Years Ended December			Years Ended December
	2010 v. 2009			2009 v. 2008
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Increase(Decrease)	Volume	Rate	Increase(Decrease)
	(dollars in thousands)
Interest Income:
Loans(1)	$(543)	$(91)	$(634)	$1,115	$(1,773)	$(658)
Mortgage-backed	(2,578)	(314)	(2,892)	201	32	233
Investment securities	187	(571)	(384)	(1,448)	(433)	(1,881)
Other interest-earning	6	(0)	6	36	(161)	(125)
Total interest income	(2,928)	(976)	(3,904)	(95)	(2,336)	(2,431)
	.			.
Interest Expense:
Deposits	(125)	(2,699)	(2,824)	(120)	(1,914)	(2,034)
Other	(1,562)	(832)	(2,394)	208	(120)	88
Total interest	(1,687)	(3,531)	(5,218)	88	(2,034)	(1,946)

Decrease in net interest income	$(1,241)	$2,555	$1,314	$(183)	$(302)	$(485)

(1)          Includes approximately $159,000, $152,000, and $274,000 of loan fees earned for calendar 2010, 2009 and 2008, respectively.

Net Interest Income. During 2010, net interest income before the provision for loan losses increased $1.3 million, or 11.90%, to $12.4 million from $11.0 million for 2009.  The increase is due to a $3.9 million decrease in interest income offset by a $5.2 million decrease in interest expense.

The decrease in interest income during 2010 is due primarily to a decrease in the average balance and, to a lesser extent, average rates paid on our interest-earning assets during 2010 as compared to 2009.  For the year ended December 31, 2010, the average balance of our total interest-earnings assets decreased to $379.4 million from $426.0 million for the year ended December 31, 2009 while the average yield on our interest-earning assets decreased to 5.46% from 5.78% for the year ended December 31, 2009.  These decreases are primarily the result of a decrease in the average balance of our mortgage-backed securities portfolio and lower interest rates on our investment portfolio compared to the prior year.  In particular, the decrease in the average balance is primarily the result of a decrease in MBS and to a lesser extent, loans held for investments, partially offsetting the increase in our investment securities.  The decrease on MBS is primarily the result of principal pay-downs and the sale of approximately $6.0 million of our MBS.  Our loan portfolio average also decreased as a result of a reduction in our commercial real estate loans. The decrease in the available-for-sale investment securities during 2010 was due to the sale of approximately $42 million of our investment securities. These securities were sold at a premium of which the proceeds were used to pay off and unwind our outstanding borrowing we had with a third party and reinvested the remaining proceeds.  The decrease in the average yield is primarily the result of lower interest rates on our MBS portfolio and investment portfolio compared to the prior year due to a lower interest rate environment.  In addition, we experienced an increase in our restructured loans compared to the same period last year, which also negatively impacted the yield on our interest-earning assets.

Interest expense decreased during 2010 primarily attributable to both a decrease in the average balance and average interest rate on our interest-bearing liabilities, particularly a decrease in the interest rate paid on deposits and a decrease in the amount of our outstanding liabilities.   The decrease in the average rate paid on deposits was primarily due to the reduction of interest rates on our CDs.  The average cost of deposits decreased to 1.96% during 2010 from 3.04% during 2009 and the average cost of our other borrowings decreased to 3.45% during 2010 from 4.34% during 2009 resulting in our average cost of our interest-bearing liabilities decreasing to 2.40% for the year ended December 31, 2010 from 3.49% for the year ended December 31, 2009.  In addition, the average balance of interest-bearing liabilities decreased to $349.6 million for the year ended December 31, 2010 as compared to $389.7 million for the year ended December 31, 2009, due primarily to a $36 million decrease in other borrowings as well as a $4.0 million decrease in average interest-bearing deposits.  Average borrowings decreased $36.0 million as the result of the repayment of $30.0 million in reverse repurchase agreements and restructuring of our FHLB advances.

For the year ending December 31, 2010, as compared to the year ending December 31, 2009, total deposits increased $12.8 million primarily due to an increase in our savings accounts partially offset by a decrease in time deposits.  The increase in savings accounts is due to increased rates offered on these products compared to our competitors, which resulted in new customer deposits during the year. The decrease in time deposits was a result of runoff in our brokered deposits due to our not retaining new brokered deposits as existing ones matured.  At December 31, 2010 compared to December 31, 2009, our time deposits were $154.0 million and $163.5 million, respectively, and the corresponding interest expense on these deposits during 2010 and 2009 was approximately $3.8 million and $6.7 million, respectively.  This total at December 31, 2010, included 12 accounts totaling approximately $48.1 million of deposits received through brokers.  These funds were primarily used to fund loan originations and purchase investments.  These brokered accounts consist of individual accounts issued under master certificates in the broker’s name.  These types of accounts are covered by FDIC insurance.  We did not retain additional brokered deposits to replace all of the runoff during 2010 as we didn’t need to replenish the lost deposits at that time as a result of having access to other funding sources.  The interest rates on these brokered deposits are similar to our posted rates or less than the borrowed fund rates for similar terms.  As a result, we anticipate we will increase brokered deposits as a source of funding as needed in the future.

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

The allowance is increased by provisions for loan losses, which are charged to expense.  Charge-offs of loan amounts determined by management to be uncollectible or impaired decrease the allowance, while recoveries of loans previously charged-off are added back to the allowance.  We make provisions for loan losses in amounts considered by management necessary to maintain the allowance at an appropriate level to cover its estimate of losses inherent and probable in the loan portfolio, as established by use of the allowance methodology.  Under the methodology, we consider trends in credit risk against broad categories of homogenous loans, as well as a loan by loan review of loans criticized or classified by the Company.  The provision for loan losses was $3.4 million in 2010 compared to $9.4 million in 2009.  Generally, the current economic environment has led to an increase in loan delinquencies and the decrease in valuation of real estate collateral used to secure some of our loans, thus resulting in a significant increase amount of the allowance during recent periods.  During 2010, management determined to increase the amount of the allowance as a result of new appraisals that showed a decreased value for the collateral securing some of our loans.  However, the loan loss provision decreased by $6.0 million in 2010 compared to 2009 as a result of a decreased level of charge-offs during 2010:

•                  We experienced defaults in 1-4 family residential loans of approximately $637,000 compared to $823,000 of such defaults in 2009.

•                  We experienced defaults in lot loans and land acquisition loans of approximately $417,000 compared to $1.1 million of such defaults in 2009.

•                  We experienced defaults in construction residential loans of approximately $207,000 compared to $1.5 million during 2009.

•                  We experienced defaults in commercial loans of approximately $51,000 compared to $3.2 million during 2009.

All of the above-referenced loan defaults were charged off to the allowance during the period ending December 31, 2010.  The amounts indicated reflect charge-offs, net of recoveries.

We are intent on maintaining a strong credit review system and risk rating process. Management believes its evaluation as to the adequacy of the allowance as of December 31, 2010 is appropriate, however, provisions for 2010 are not necessarily indicative of future provisioning.  Subjective judgment is significant in the determination of the provision and allowance for loan losses, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans.  A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and/or charge-off is normal and to be expected.  Future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, which may result from changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio and the allowance.  Such review may result in additional provisions based upon the agencies’ judgments of information available at the time of each examination.

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

The current economic environment continues to be a factor increasing our internally criticized loans, the devaluation of real estate collateral used to secure some of these loans and loan delinquencies; however, these types of loans have remained stabled since December 31, 2009.  The allowance for loans losses is very subjective in nature, relying significantly on historical loss experience, collateral valuations available to management on specific loans, and economic conditions.  The challenges caused by the recent recession and continuing high unemployment levels and uncertain real estate valuations, have resulted in the Bank shortening its loss history look-back period used for the allowance for loan losses from 36 months to 12 months.  As a result of higher levels of charge-offs during the preceding twelve-month period, this change in the look back period required us to increase our loan loss reserves during the second quarter of 2010 despite decreases in charge-offs and in our loans held-for-investment during 2010.  We continue to be mindful of the continued problems within the economy and its impact on our loan portfolio as well as the inherent risk within the portfolio, and management will make adjustments to the allowance and loan loss provision as necessary. The shortened loss history component of our calculation of the allowance for loan losses was due, in part, to recent recommendations from our regulators.

The $24.2 million loans held-for-sale portfolio has already been committed to be purchased by investors and is normally settled within 30 days.  As of December 31, 2010, the entire $24.2 million that was outstanding had been purchased by committed investors.  Analysis of our history of sold loans indicates that minimal credit losses have been realized after the sale of loans, and therefore management does not consider these loans in determining the amount of the allowance.

As of December 31, 2010, the allowance increased by $2.0 million, or 25%, to $10.2 million or 4.37% of the loan portfolio from $8.2 million or 3.28% of the loan portfolio at December 31, 2009.  Most of the change in allowance position was due a noticeable increase in the devaluation of real estate collateral used to secure some of the loans, which impacted management’s analysis of the adequacy of the allowance for loan loss during the year ending December 31, 2010.  During the year ended December 31, 2010, charge-offs were approximately $1.8 million and approximately $495,000 was recorded as recoveries for a net charge-off of $1.3 million, compared to charge-offs of approximately $6.6 million and approximately $330,000 recorded as recoveries for a net charge-off of $6.2 million for the year ending December 31, 2009.

The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Management’s analysis of our impaired loans represents a level of reserves of approximately $5.7 million for the period ending December 31, 2010 compared to approximately $4.2 million at December 31, 2009.

The following table sets forth certain information as to the allowance for loan losses:

Analysis of the Allowance for Loan Losses

	Year ended December 31,	Year ended December 31,
	2010	2009
	(dollars in thousands)

Average loans held for investment	$233,439	$244,553

Total gross loans outstanding-held for investment at year end	$234,064	$249,236

Allowance, beginning of year	$8,182	$4,973
Charge-offs
single family	(773)	(823)
construction	(232)	(1,475)
other	(802)	(4,274)
	(1,807)	(6,572)
Recoveries:
single family	136	7
construction	25	240
other	334	84
Net charge-offs	(1,312)	(6,241)
Provision for loan losses	3,350	9,450

Allowance, end of year	$10,220	$8,182

Allowance as a percentage of total gross loans-held for investment	4.37%	3.28%

Our loans held-for-investment portfolio decreased $15.2 million, or 6.1% as of December 31, 2010, compared to December 31, 2009.  Our average loans held-for-investment also decreased by 4.6% for 2010 compared to 2009.  This decrease is primarily the result of a decrease in our commercial real estate mortgage loans secured by other properties due to slow demand in commercial lending, which has resulted in a decrease in the portfolios of commercial business, commercial real estate, and residential land development loans to commercial borrowers.

The following table sets forth the allocation of the allowance for loan loss to each loan category as of December 31, 2010 and 2009.  The allowance established for each category is not necessarily indicative of future losses or charge offs for that category and does not restrict the use of the allowance to absorb losses in any category:

	Allocation of the Allowance for Loan Losses
	December 31,		December 31,
	2010		2009
	Allowance Amount	Percentage of loans in each category to Total loans(1)	Allowance Amount	Percentage of loans in each category to Total loans(1)
	(dollars in thousands)
Single family	$3,849	33.70%	$1,910	33.25%
Non-Residential	1,214	17.62%	744	17.10%
Commercial and Commercial Real Estate	3,502	40.80%	5,183	40.90%
Construction	1,417	2.66%	116	2.93%
Land and Development	226	4.99%	222	5.63%
Other	12	0.23%	7	0.19%

Total	$10,220	100.00%	$8,182	100.00%

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

	At December 31,	At December 31,
	2010	2009
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single family	$9,164	$6,278
Land	5,947	4,529
Construction	1,648	3,446

Non-mortgage loans:
Consumer	3	—
Commercial	10,298	11,655
Non-residential	—	1,046
Total non-accrual loans	27,060	26,954

Foreclosed real estate	6,056	5,653

Total non-performing assets	$33,116	$32,607

Total non-performing loans to total loans held-for-investment	11.54%	10.80%

Allowance for loan losses to total non-performing loans	37.77%	30.36%

Total non-performing loans to total assets	6.83%	6.15%

Total non-performing assets to total assets	8.36%	7.45%

Total non-accrual loans remained stable increasing slightly by 0.01% to $27.1 million at December 31, 2010, compared to $27.0 million at December 31, 2009.  We experienced an increase in the number of and percentage of the loans in our residential mortgages and construction loans offsetting a decrease in our commercial loan portfolio.

We had no loans accruing more than four months past due as of December 31, 2010 or 2009.  These types of loans would have current payments, but the maturity dates would have expired and a request for an extension needs to be formally filed on their current contract to extend the maturity date to make the loan current.   It is our anticipation that all money due will be collected.

The allowance for loan losses is approximately 37.8% of non-accrual loans as of December 31, 2010, versus 30.4% at December 31, 2009.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

At December 31, 2010, total impaired loans were $38.8 million, or 16.57% of total loans held for investment, compared to $30.1 million, or 12.08% of total loans held-for-investment, at December 31, 2009.  Non-performing loans consisted of $27.1 million that were non-accrual loans at December 31, 2010 and approximately $13.8 million of troubled debt restructured loans.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

The following table sets forth information as to loans defined as delinquent (three payments past due, less than the four months past due as presented on the previous schedule) on which we continued to accrue interest.

	At December 31,	At December 31,
	2010	2009
	(dollars in thousands)
Loans past due (three payments past due):
Mortgage loans:
Single family	$663	$925
Land	193	1,336
Construction	—	—

Non-mortgage loans:
Commercial	2,570	146

Total past due loans	$3,426	$2,407

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

For the year ending December 31, 2010, there was a $591,000 provision for REO losses compared to a $477,000 provision for REO losses for the year ended December 31, 2009.  This increase is primarily the result of a reduction of the values of our REO properties.  The provision for REO losses was expensed during the respective period for REO property with a fair value less than the original carrying value.  The value of REO property held due to foreclosures at December 31, 2010 and 2009 were $6.1 million and $5.7 million, respectively.  At December 31, 2010, REO properties consist of $1.3 million in residential construction properties, $2.0 million in lot properties, and $1.1 million in 1 — 4 residential properties and $1.7 million in commercial real estate properties. Management is actively seeking buyers for these properties.

Non-Interest Income.  Total non-interest income for the year ending December 31, 2010 was $683,000 compared to $1.8 million for the year ending December 31, 2009, a decrease of $1.1 million, or 62.4%.  The decrease is primarily attributable to the other than temporary impairment charge, partially offset by an increase on the gain on sale of investments.

The decrease in non-interest income during 2010 is primarily attributable to an other than temporary impairment of $2.9 million on one of our mortgage-backed securities, and a decrease of approximately $109,000 on the gain on sale of real estate acquired in settlement of loans, which were offset by the increase in the gain on the sale of MBS and investment securities available for sale for a net gain of $676,000 and $419,000 in gain on sale of loans.

We recognized total non-cash other than temporary impairment (“OTTI”) charges to the consolidated statement of operations of $2.9 million for one of our private-labeled MBS for the year ending December 31, 2010.  The OTTI charge relates to a credit loss.  Credit losses reflect the difference between the present value of the cash flows expected to be collected and the amortized cost.  Significant deterioration occurred in the market values on one of our securities.  After a careful and thorough review of the non-agency mortgage-backed security portfolio, an other than temporary impairment charge was recorded on one of the non-agency mortgage-backed securities.  The analysis concluded that the entire decrease in value is the result of credit losses and, since our intention was to sell the MBS, the asset was reduced to the current market value during the third quarter and was subsequently sold in the fourth quarter of fiscal 2010.  During the third quarter of 2009, the Bank recognized an other than temporary impairment charge of $692,799 on the same non-agency mortgage-backed security.

Net gain on the sale of mortgage-backed securities and investment securities for the period ending December 31, 2010 included approximately $785,000 pre-tax, $518,000 net of tax, compared to $23,000 pre-tax, $15,000 net of tax, for the same twelve month period last year.  Gain on the sale of investments is the result of the Bank selling approximately $7.0 million of our MBS and $14.1 million of our callable agencies.  The gain during the 2009 period resulted from one of our investments being called prior to maturity.   The gross realized loss on the available-for-sale securities is the result of the Bank selling one of our non-agency mortgage-backed securities.  The sale of the security was prompted by our regulators to reduce our classified assets which includes our non-agency mortgage-backed securities.  The gross realized gain on the held-to-maturity mortgage-backed security was recognized to offset the loss on the sale of the non-agency mortgage-backed security.

The sale of these securities was used to partially pay off and unwind our outstanding borrowings that we had with a third party.  This was part of management’s efforts during 2010 to continue to strengthen the balance sheet for the future.   After the sale of one of our non-agency MBS, there are six remaining non-agency MBS that have been rated less than investment grade by at least one rating agency.  The remaining portfolio is either U.S. Government agency securities.  We continue to aggressively monitor the performance of these securities and the underlying collateral.

The $109,000 decrease on the gain on sale of real estate acquired in settlement of loans during 2010 is due to the loss on the sale of nine properties resulting in a net loss of $38,000 compared to the sale of 23 properties resulting in a net gain of $70,000 during 2009.

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

Gain on the sale of loans increased $419,000 for the year ending December 31, 2010, compared to last year.  The increase is primarily due to an increase in the premiums associated with loans sold in the secondary market.  Also affecting the gain on sale of loans is the expansion of our mortgage lending department.  Approximately 30 experienced mortgage loan officers joined WSB during the quarter ending December 31, 2010.  Our ability to realize gains in future periods will depend largely on interest rates and the demand for mortgage loans.

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

Loan-related fees, which consist primarily of late fees, document preparation fees, tax service fees and construction inspection fees, increased $29,000 during the year ended December 31, 2010, due primarily to the increase of upfront loan fees.  We originated approximately 401 loans that were sold in the secondary market totaling $109.6 million during fiscal 2010, compared to 395 loans totaling $106.9 million during fiscal 2009.

Other income includes primarily fees from our deposit-based operations. The $27,000 increase in other income during 2010 is primarily the result of an increase in miscellaneous and other fee income.

Non-Interest Expenses.  Non-interest expenses were $16.4 million and $12.7 million for the years ended December 31, 2010 and 2009, respectively.

The $3.7 million increase in non-interest expenses during the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to a $2.0 million pre-payment penalty paid during the second quarter of 2010, for which there was no corresponding expense during 2009. Also contributing to the increase in non-interest expenses were increases of $899,000 in salaries and benefits, $531,000 in deposit insurance premiums and assessments, $134,000 in foreclosure costs, $114,000 in provision for loss on real estate acquired in settlement of loans and $180,000 in other expenses, partially offset by decreases $124,000 in depreciation expenses, $98,000 in professional services and $37,000 in occupancy expense.

The $2.0 million pre-payment penalty is the result of a termination fee that we incurred as a result of the early payoff of $30.0 million in other borrowings to a third party.  Although this transaction resulted in a pre-payment penalty and therefore increased the net loss for the period ending December 31, 2010, the reduction of the debt as well as the release of the remaining securities that were used to collateralize this borrowing will allow the Bank to reduce its cost of funds going forward.

The increase in salaries and benefits is the result of annual increases, increased mortgage originators and increased employee benefits expenses.  Approximately 30 experienced mortgage loan officers joined WSB during the quarter ending December 31, 2010.  As a result of this expansion, benefit costs also increased due to higher medical and life insurance premiums.  Salaries and benefits costs will also be higher in 2011 as a result of the addition of the new mortgage officers during the fourth quarter, partially offset by a decrease in our commercial lending staff.

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

Professional services decreased $37,000 during the period ended December 31, 2010, as a result of a reduction in fees paid as a result of the IRS litigation that was pending last year and settled in May 2010.

Income Taxes.  Although we generally provide for income taxes at substantially equivalent statutory rates, the tax effects of certain operations have caused variances in our overall effective tax rates from year to year.  As a result, a tax benefit of $2.9 million was recognized for the year ended December 31, 2010 compared to a tax benefit of $3.6 million for the year ended December 31, 2009.  The tax benefit for 2010 was the result of a pre-tax loss of $6.8 million, which included the exclusion of income for the bank owned life insurance and a tax benefit attributable to our investment portfolio which consists of U.S. Agencies as well as the reversal of a portion of a reserve established for an uncertain tax position resulting from a settlement of an IRS examination.  The effective tax rates were (42.7)% and (38.6)% for years ended December 31, 2010 and 2009, respectively.

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

In addition, under generally accepted accounting principles, deferred income tax assets and liabilities are recorded at the income tax rates expected to apply to taxable income in the periods in which the deferred income tax assets or liabilities are expected to be realized. If such rates change, deferred income tax assets and liabilities must be adjusted in the period of change through a charge or credit to the Consolidated Statements of Operations. Also, if current period income tax rates change, the impact on the annual effective income tax rate is applied year-to-date in the period of enactment.

Financial Condition and Liquidity.

General.

Total assets were $396.0 million at December 31, 2010 as compared to $438.0 million at December 31, 2009.  The $42.0 million, or 9.6%, decrease in assets at December 31, 2010 was principally attributable to a decrease of $43.2 million in MBS available-for-sale, $15.2 million in loans held-for-investment and $8.9 million in investment securities available-for-sale, offsetting an increase of $14.5 million in cash and cash equivalents and $15.9 million in loans available-for-sale.  As our short term investment securities were sold and called, we reduced our borrowings and reinvested into highly-rated mortgage-backed securities improving our portfolio yield.  The increase in loans held-for-sale is primarily due to an increase in our residential mortgage real estate loans which are sold in the secondary market.

Liabilities decreased by $40.8 million, or 10.6%, to $344.3 million at December 31, 2010 as compared to $385.1 million at December 31, 2009, as a result of a decrease of $30.0 million in other borrowings, $23.0 million in FHLB advances and $546,000 in other liabilities offsetting the increase of $12.8 million in our total deposits. The increase in deposits is the result of an increase in our savings and NOW accounts offsetting the decrease to our time deposits.  Management directed its focus to increase its core savings and NOW accounts by increasing the rates we offer on these products so that our rate is higher than the rate offered by our competitors as well as decreasing our brokered deposits to approximately $48.3 million at December 31, 2010 compared to $54.6 at

December 31, 2009.  Previously, we had generally sought to lengthen our deposit maturities and decrease the effect of short-term interest rate swings through the pricing of our CDs.

Liquidity.  We must meet requirements for liquid assets and for liquidity described in “Part I, Item 1, Business—Supervision and Regulation—Liquidity Requirements.”  As of December 31, 2010, we had $23.5 million of cash and cash equivalents.  Further, we had $64.2 million of unpledged investment securities. However, the unpledged securities consist of approximately $23.3 million private label MBS with limited marketability for purposes of liquidity.  At December 31, 2010, we had approximately $39.1 million of availability on our FHLB line, $17.0 million of availability on our secured line of credits with correspondent banks.

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

Credit Commitments. The following table lists our credit commitments as of December 31, 2010.  Off-balance sheet financial instruments include commitments to extend credit, standby letters of credit, operating lease obligations and financial guarantees. See Note 16 in our notes to consolidated financial statements contained elsewhere in this report for a complete description of off-balance sheet financial instruments.

Year ended
December 31, 2010
(dollars in thousands)

Commitments to extend credit	$2,803
Stand by letters of credit	693
Unused lines of credit	19,255

Total	$22,751

Capital.  Current statutory provisions and OTS regulations establish standards for capital, require subsidiaries of a federally-chartered thrift institution to be separately capitalized, and require investments in and extension of credit to any subsidiary engaged in activities not permissible for a national bank to be deducted in the computation of an institution’s regulatory capital. The Bank’s regulatory risk-based capital reflects an increase of $239,000, while its regulatory assets reflect an increase of $395,000, both of which represent unrealized losses (after-tax for capital deductions and pre-tax for asset deductions, respectively) on MBS and investment securities classified as available-for-sale. See  “Part I, Item 1, Business- Supervision and Regulation”, “Part I, Item 1, Business—Subsidiaries” and Note 12 of Notes to Consolidated Financial Statements contained in “Part II, Item 8” of this report.  The minimum regulatory capital and ratios required, the Bank’s actual regulatory capital and ratios, and the amount by which the Bank’s ratios exceed the minimum regulatory requirements, as of December 31, 2010, are as follows:

Capital Category	Regulatory Ratios Required	Bank’s Ratios	Bank’s Excess of Requirements	Calculations Based Upon

Leverage	$15,467,033	$41,326,799	$25,859,766	$41,326,799	Regulatory Capital
	4.00%	10.69%	6.69%	$386,675,832	Regulatory Assets

Tangible	$5,800,137	$41,326,799	$35,526,662	$41,326,799	Regulatory Capital
	1.50%	10.69%	9.19%	$386,675,832	Regulatory Assets

Risk-Based	$19,309,620	$44,352,084	$25,042,464	$44,352,084	Regulatory Capital
	8.00%	18.38%	10.38%	$241,370,248	Risk-Weighted Assets

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010, is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material affect on the Company’s financial statements are prevented or timely detected.

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

As of result of a provision of the Dodd-Frank Act, which, among other things, permanently exempted non-accelerated filers, such as WSB, from complying with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an issuer to include an attestation report from an issuer’s independent registered public accounting firm on the issuer’s internal control over financial reporting, this annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s independent registered accounting firm.

[Stegman & Company Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

WSB Holdings, Inc.

Bowie, Maryland

We have audited the accompanying consolidated statements of financial condition of WSB Holdings, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010. The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 22, 2011

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009

	December 31,	December 31,
	2010	2009
ASSETS

CASH AND CASH EQUIVALENTS:
Cash	$21,438,474	$660,334
Federal funds sold	2,095,561	8,408,530

Total cash and cash equivalents	23,534,035	9,068,864

LOANS RECEIVABLE:
Held for investment	234,064,325	249,236,225
less: allowance for loan losses	(10,219,791)	(8,181,687)

Loans receivable held-for-investment - net	223,844,534	241,054,538
Held for sale	24,169,595	8,303,880

Total loans receivable - net	248,014,129	249,358,418

Mortgage-backed securities - available for sale at fair value	58,551,837	101,728,191
Mortgage-backed securities - held to maturity	—	3,680,814
Investment securities - available for sale at fair value	22,110,923	31,052,804
Investment in Federal Home Loan Bank Stock, at cost	5,501,800	5,910,500
Accrued interest receivable on loans	1,169,898	1,274,608
Accrued interest receivable on investments	465,831	736,281
Income taxes receivable	629,167	676,090
Real estate acquired in settlement of loans	6,055,945	5,653,114
Bank owned life insurance	11,911,801	11,435,003
Premises and equipment - net	4,802,675	5,167,911
Deferred tax assets	9,829,655	8,853,252
Other assets	3,352,288	3,358,281

TOTAL ASSETS	$395,929,984	$437,954,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest bearing	$6,512,064	$9,633,496
Interest-bearing	260,069,078	244,187,986

Total Deposits	266,581,142	253,821,482

Federal Home Loan Bank borrowings	76,000,000	99,000,000
Other borrowings	—	30,000,000
Advances from borrowers for taxes and insurance	479,480	471,863
Accounts payable, accrued expenses and other liabilities	1,250,469	1,804,069

Total Liabilities	344,311,091	385,097,414

STOCKHOLDERS’ EQUITY :
Preferred stock, no stated par value; 10,000,000 shared authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value. 7,924,732 and 7,855,732 shares issued and outstanding	792	785
Additional paid-in capital	10,872,561	10,717,631
Retained earnings - substantially restricted	40,981,757	44,854,805
Accumulated other comprehensive loss	(236,217)	(2,716,504)

Total stockholders’ equity	51,618,893	52,856,717

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$395,929,984	$437,954,131

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010	Year Ended December 31, 2009

INTEREST INCOME:
Interest and fees on loans	$15,090,775	$15,725,170
Interest on mortgage-backed securities	4,217,548	7,110,319
Interest and dividends on investments	1,419,051	1,796,622

Total interest income	20,727,374	24,632,111

INTEREST EXPENSE:
Interest on deposits	4,898,150	7,721,761
Interest on other borrowings	3,476,795	5,869,649

Total interest expense	8,374,945	13,591,410

NET INTEREST INCOME	12,352,429	11,040,701
Provision for loan losses	3,350,000	9,450,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,002,429	1,590,701

NON-INTEREST INCOME:
Loan-related fees	437,981	409,143
Gain on sale of loans	1,242,356	823,092
Gain on sale of mortgage-backed and investment securities - available-for-sale	675,920	23,344
Gain on sale of mortgage-backed securities -held to maturity	108,578	—
Other than temporary impairment loss	(2,931,768)	(692,799)
Loss on disposal of premises and equipment	(93)	(12,938)
Rental income	396,929	405,741
(Loss) Gain on sale of real estate acquired in settlement of loans	(38,438)	70,448
Service charges on deposits	137,656	147,105
Bank owned life insurance	476,798	495,584
Other income	177,415	150,010

Total non-interest income	683,334	1,818,730

NON-INTEREST EXPENSES:
Salaries and benefits	6,610,216	5,711,519
Occupancy expense	671,493	708,446
Deposit insurance premiums and assessments	1,151,511	620,199
Depreciation	528,533	652,241
Advertising	321,449	276,799
Service bureau charges	616,248	563,677
Service charges from banks	35,886	32,359
Service contracts	318,986	297,966
Stationery, printing and supplies	163,307	154,129
Foreclosure costs	831,413	697,821
Professional services	593,663	691,987
Other taxes	303,145	271,421
Provisions for losses on real estate acquired in settlement of loans	591,448	477,201
Termination expense on other borrowings	1,967,187	—
Other expenses	1,738,157	1,558,485

Total non-interest expenses	16,442,642	12,714,250

LOSS BEFORE INCOME TAXES	(6,756,879)	(9,304,819)

INCOME TAX BENEFIT	(2,883,831)	(3,588,366)

NET LOSS	$(3,873,048)	$(5,716,453)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.49)	$(0.73)

AVERAGE COMMON AND DILUTED SHARES OUTSTANDING	7,885,217	7,849,105

CASH DIVIDENDS PAID PER COMMON SHARE	$0.00	$0.12

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(Loss)	Equity

BALANCES, JANUARY 1, 2009	$782	$10,629,489	$51,513,227	$(8,453,273)	$53,690,225

Exercise of Stock Options	3	77,366	—	—	77,369

Stock-based Compensation	—	2,344			2,344

Tax effect of Stock Options Exercised	—	8,432			8,432

Comprehensive Income:

Net income	—	—	(5,716,453)	—	(5,716,453)

Other comprehensive income Reclassification adjustment for gains, net of taxes of $9,207	—	—	—	14,137	14,137

Reclassification adjustment for other than temporary impairment charge net of taxes of ($273,240)	—	—	—	(419,559)	(419,559)

Net changes in unrealized appreciation on available for sale securities	—	—	—	6,142,191	6,142,191

Total comprehensive loss					20,316

Cash dividend paid (0.18 per common share)	—	—	(941,969)	—	(941,969)

BALANCES, DECEMBER 31, 2009	785	10,717,631	44,854,805	(2,716,504)	52,856,717

Exercise of Stock Options	7	140,642	—	—	140,649

Tax effect of stock options exercised	—	14,288	—	—	14,288

Comprehensive income:

Net loss	—	—	(3,873,048)	—	(3,873,048)

Other comprehensive income Reclassification adjustment for gains, net of taxes of $266,583	—	—	—	409,337	409,337

Reclassification adjustment for other than temporary impairment charge net of taxes of ($1,156,289)				(1,775,479)	(1,775,479)

Net changes in unrealized appreciation
on available for sale securities	—	—	—	3,846,429	3,846,429

Total comprehensive income					(1,392,761)

BALANCES, DECEMBER 31, 2010	$792	$10,872,561	$40,981,757	$(236,217)	$51,618,893

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,873,048)	$(5,716,453)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	3,350,000	9,450,000
Stock-based compensation	—	2,344
Provision for losses on real estate acquired in settlement of loans	591,448	477,201
Depreciation	528,533	652,241
Loss on other than temporary impairment charge	2,931,768	692,799
Loss on disposal on premises and equipment	93	12,938
Accretion of (discounts)/premiums on investment securities	3,993	3,830
Gain on sale of investment securities- available for sale	(1,145,816)	(23,344)
Gain on sale of mortgage-backed securities- available for sale	361,318	—
Gain on sale of other real estate owned	38,438	(70,448)
Gain on sale of loans	(1,242,356)	(823,092)
Loans originated for sale	(114,753,518)	(114,884,631)
Proceeds from sale of loans originated for sale	100,130,159	113,190,417
Increase in cash surrender value of bank owned life insurance	(476,798)	(495,584)
Decrease (increase) in other assets	5,992	(2,089,136)
Decrease in accrued interest receivable	375,161	314,121
Change in deferred income taxes	(2,591,702)	(3,225,221)
Change in federal income taxes receivable	46,923	(357,074)
Excess tax benefits from stock-based compensation	(14,288)	(8,432)
Decrease in accounts payable, accrued expenses and other liabilities	(553,599)	(416,255)
Decrease in accrued interest payable	(12,651)	(46,534)
(Decrease) increase in net deferred loan fees	(50,599)	40,326

Net cash used in operating activities	(16,350,549)	(3,319,987)

INVESTING ACTIVITIES:

Net decrease (increase) in loans receivable- held for investment	9,961,468	(19,142,375)
Purchase of mortgage-backed securities - available for sale	(5,060,964)	(25,576,394)
Purchase of investment securities - held to maturity	(22,735,000)	—
Purchase of investment securities - available for sale	(15,039,576)	(5,228,809)
Proceeds from sales, calls, and maturities of mortgage-backed securities	53,896,907	46,764,453
Proceeds from sales, calls and maturities of investment securities-available for sale	23,947,004	22,750,755
Proceeds from sales, calls and maturities of investment securities-held to maturity	22,735,000	—
Redemption of Federal Home Loan Bank Stock	408,700	175,200
Purchase of premises and equipment	(163,391)	(189,513)
Development of real estate acquired in settlement of loans	(123,268)	(240,470)
Proceeds from sale of real estate acquired in settlement of loans	3,039,688	5,191,423

Net cash provided by investing activities	70,866,568	24,504,270

FINANCING ACTIVITIES:

Net increase in demand deposits, NOW accounts and savings accounts	22,202,351	28,462,196
Proceeds from issuance of certificates of deposit	30,249,411	92,395,305
Payments for maturing certificates of deposit	(39,679,452)	(118,144,393)
Net increase in advance payments by borrowers for taxes and insurance	7,617	95,029
Cash dividend paid	—	(941,969)
Decrease in FHLB Advances	(23,000,000)	(18,100,000)
Decrease in short term borrowings	(30,000,000)	—
Proceeds from exercise of stock options	154,937	77,369
Excess tax benefits from stock-based compensation	14,288	8,432

Net cash used in by financing activities	(40,050,848)	(16,148,031)

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,465,171	5,036,252

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,068,864	4,050,612

CASH AND CASH EQUIVALENTS, END OF PERIOD
	$23,534,035	$9,086,864

CASH PAID DURING THE PERIOD FOR:

Income taxes	$—	$—

Interest	$8,679,791	$13,645,905

Non-cash transactions:
Real estate acquired in settlement of loans	$3,949,137	$5,564,665

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 and DECEMBER 31, 2009

1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include WSB Holdings, Inc. (“WSB” or “we”) and its wholly owned subsidiaries, The Washington Savings Bank FSB (“the Bank”), WSB, Inc., WSB Investments, Inc., WSB Realty, LLC and WSB Realty, Inc. (collectively referred to herein, as the “Company”).  All significant intercompany balances and transactions between entities have been eliminated.

Nature of Operations — We are primarily engaged in the business of obtaining funds in the form of savings deposits and investing such funds in mortgage loans on residential, construction, and commercial real estate, and various types of consumer and other loans, mortgage-backed securities, and investment and money market securities.  We grant loans throughout the Washington DC, Baltimore, Northern Virginia and surrounding metropolitan areas.  Borrowers’ ability to repay is dependent upon the economy of these respective areas. WSB, Inc. is primarily engaged in the business of developing single family residential lots. WSB Investments, Inc. was primarily engaged in maintaining and managing an investment portfolio. Due the inactivity of WSB Investments, Inc., the subsidiary was closed and all assets were transferred to the Bank effective December 31, 2009.  WSB Realty, LLC and WSB Realty, Inc. are both primarily engaged to take assignment of the right to acquire title to certain properties purchased at foreclosure sales.  Management is authorized to take usual and customary activities toward the acquisition, rehabilitation, sale, rental and disposition of these properties.

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

Loans Receivable - We originate mortgage, commercial and consumer loans for portfolio investment and mortgage loans for sale in the secondary market.  During the period of origination, mortgage loans are designated as either held-for-sale or held-for-investment purposes.  Mortgage loans held-for-sale are carried at the lower of cost or fair value, determined on an individual loan basis. There was no valuation allowance required as of December 31, 2010 or December 31, 2009 on loans held-for-sale. The basis of loans sold include any deferred loan fees and costs. Loans held-for-investment are stated at their principal balance outstanding net of related deferred fees and cost. Transfers of loans held-for-investment to the held-for-sale portfolio are recorded at the lower of cost or market value on the transfer date with any reduction in a loan’s value reflected as a write-down of the recorded investment resulting in a new cost basis with a corresponding charge to the allowance for loan losses.

We enter into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments).  Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives.  The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 60 days.  We protect ourself from changes in interest rates through the use of best efforts forward delivery commitments, whereby, we commit to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.  As a result, we are not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded.  Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

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

Mortgage Banking Activities — It is our current practice to sell mortgage loans without retaining loan servicing rights (commonly referred to as “servicing released”). We have not purchased mortgage loans with servicing rights subsequent to 1994.  Prior to 1995, we originated and sold some mortgage loans with servicing retained.  The accounting treatment in effect at that time prohibited the capitalization of mortgage rights on internally originated loans that were subsequently sold.  Accordingly, there are no capitalized mortgage servicing assets at December 31, 2010 and December 31, 2009.

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

Reclassifications - Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2010 presentation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance under ASC Topic 860 Transfers and Servicing, also known as Accounting Standards Update (“ASU”) 2009-16, for guidance on the transfer and servicing of financial assets.  This guidance eliminates the concept of a “qualifying special-purpose entity” from the original accounting guidance and removes the exception from applying FASB guidance on consolidation of variable interest entities, to qualifying special-purpose entities.  This guidance is effective at the beginning of a reporting entity’s first fiscal year that begins after November 15, 2009.  The Company adopted this guidance on January 1, 2010 and it did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued new guidance under ASC Topic 810 Consolidation, also known as ASU 2009-17, for guidance on the consolidation of variable interest entities.  This amends the original guidance, to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE).  This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE.  Additionally, this new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  It is effective at the beginning of a company’s first fiscal year that begins after November 15, 2009.  The Company adopted this guidance on January 1, 2010 and it did not have a material impact on the Company’s consolidated financial condition or results of operations.

In January 2010, the FASB issued new guidance under ASC Topic 820 Fair Value Measurements and Disclosures, also known as ASU 2010-06, to improve disclosures about fair value measurements.  The guidance requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the same.  It also requires Level 3 reconciliation to be presented on a gross basis disclosing purchases, sales, issuances and settlements separately.  The guidance is effective for interim and annual financial periods beginning after December 15, 2009 except for gross basis presentation for Level 3 reconciliation, which is effective for interim and annual periods beginning after December 15, 2010.  The disclosure requirements effective for interim and annual financial periods beginning after December 15, 2009 have been adopted for the interim period ended March 31, 2010.

In July 2010, the FASB issued new guidance under ASC Topic Receivables - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” also known as ASU 2010-20.  The guidance requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  ASU 2010-20 was effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

2.                      LOANS RECEIVABLE

Loans receivable held-for-investment consists of the following:

	December 31,
	2010	2009

FIRST MORTGAGE LOANS:
Secured by single-family residences	$72,968,063	$77,114,657
Secured by 5 or more- residential	3,019,186	3,084,995
Secured by other properties	41,306,353	41,409,296
Construction loans	4,898,672	5,325,701
Land and land development loans	11,613,824	14,052,903
Land acquisition loans	1,849,875	1,882,875

	135,655,973	142,870,427

SECOND MORTGAGE LOANS	2,597,198	2,817,070

COMMERCIAL AND OTHER LOANS:
Commercial -secured by real estate	92,458,529	103,513,231
Commercial	3,212,401	—
Loans secured by savings accounts	205,637	157,105
Consumer installment loans	333,540	327,944

	234,463,278	249,685,777

LESS:
Allowance for loan losses	(10,219,791)	(8,181,687)
Deferred loan fees	(398,953)	(449,552)

TOTAL LOANS RECEIVABLE HELD-FOR-INVESTMENT	$223,844,534	$241,054,538

We originate adjustable and fixed interest rate loans.  The adjustable rate loans have interest rate adjustment limitations and are generally indexed to the 1- or 3-year U.S. Treasury index.  Future market factors may affect the correlation of the interest rate adjustment with the rates we pay on the short-term deposits that have been primarily utilized to fund these loans.  Adjustable interest rate loans at December 31, 2010 and December 31, 2009 were $5.2 million and $1.9 million, respectively.

Allowance for Loan Losses - Activity in the allowance for loan losses is summarized as follows:

	Years Ended
	December 31,
	2010	2009

BALANCE, BEGINNING OF YEAR	$8,181,687	$4,973,439

Provision charged to operations	3,350,000	9,450,000
Charge-offs	(1,806,713)	(6,571,376)
Recoveries of previously charged-off amounts	494,817	329,624

BALANCE, END OF YEAR	$10,219,791	$8,181,687

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2010 is summarized as follows:

	Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,750	$618	$1,871	$3,938	$5	$8,182
Charge-offs	(867)	(232)	(450)	(258)	—	(1,807)
Recoveries	230	25	33	207	—	495
Provisions	1,778	(85)	1,478	180	(1)	3,350
Ending Balance	2,891	326	2,932	4,067	4	10,220
Ending Balance: individually evaluated for impairment	1,493	255	2,293	1,650	2	5,693
Ending Balance: collectively evaluated for impairment	1,398	71	639	2,417	2	4,527

Loans:
Ending Balance	$119,890	$4,899	$13,464	$95,671	$539	$234,463
Ending Balance: individually evaluated for impairment	10,555	1,872	6,807	16,975	2	36,211
Ending Balance: collectively evaluated for impairment	109,335	3,027	6,657	78,696	537	198,252

Credit quality indicators as of December 31, 2010 are as follows:

Credit risk profile by internally assigned grade, as described on page 37 under the Allowance for Loan Losses.

	Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Pass	$102,001	$2,720	$8,232	$64,123	$536	$177,612
Special Mention	6,784	307	290	10,453	—	17,834
Substandard	11,009	1,872	4,885	21,007	3	38,776
Doubtful/Loss	96	—	57	88	—	241
Total	$119,890	$4,899	$13,464	$95,671	$539	$234,463

Information on impaired loans for the year ended December 31, 2010 is as follows:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(dollars in thousands)
With no related allowance recorded:
Residential Real Estate	$3,508	$3,508	$—	$3,514	$133
Construction	—	—	—	—	—
Land and Land Acquisition	184	184	—	185	9
Commercial Real Estate and Commercial	948	948	—	956	36
Consumer	1	1	—	1	—
With an allowance recorded:
Residential Real Estate	$6,967	$8,460	$1,493	$7,275	$315
Construction	1,617	1,872	255	1,602	44
Land and Land Acquisition	4,514	6,807	2,293	4,630	182
Commercial Real Estate and Commercial	15,352	17,002	1,650	15,362	695
Consumer	—	2	2	2	—
Total
Residential Real Estate	$10,475	$11,968	$1,493	$10,789	$448
Construction	1,617	1,872	255	1,602	44
Land and Land Acquisition	4,698	6,991	2,293	4,815	191
Commercial Real Estate and Commercial	16,300	17,950	1,650	16,318	731
Consumer	1	3	2	3	—

At December 31, 2010 and 2009, nonaccrual loans are $27.1 million and $27.0 million, respectively.

An age analysis of past due loans as of December 31, 2010 are as follows:

	2 payments	3 payments	Non-Accrual	Total
	Past Due	Past Due	Loans	Past Due	Current	Total
	(dollars in thousands)
Residential Real Estate	3,903	937	10,753	15,593	104,297	119,890
Construction	—	—	1,648	1,648	3,251	4,899
Land and Land Acquisition	384	193	4,191	4,768	8,696	13,464
Commercial Real Estate and Commercial	2,390	4,021	10,467	16,878	78,793	95,671
Consumer	—	—	3	3	536	539
Total	6,677	5,151	27,062	38,890	195,573	234,463

Loans on which the recognition of interest has been discontinued amounted to approximately $27.1 million and $27.0 million at December 31, 2010 and 2009, respectively.  If interest income had been recognized on those loans at their stated rates during the years ending December 31, 2010 and 2009, interest income would have been increased by approximately $1.6 million and $1.6 million, respectively. The total allowance for loan losses on these impaired loans was approximately $5.7 million and $4.6 million at December 31, 2010 and 2009, respectively.

Year-end impaired loans were as follows:

	December 31,
	2010	2009

Balance of impaired loans with no allocated allowance	$4,641	$1,611
Balance of impaired loans with an allocated allowance	34,143	28,499

Total recorded investment of impaired loans	$38,784	$30,110

Amount of the allowance allocated to impaired loans	$5,693	$4,586

The impaired loans included in the table above were comprised of collateral dependent 1-4 residential real estate, lot loans and commercial real estate loans. The average recorded investment in impaired loans was $25.0 million and $27.1 million at December 31, 2010 and 2009, respectively.

Non-residential real estate loans had an outstanding balance of $41.3 million and $41.4 million at December 31, 2010 and 2009, respectively.  These loans are considered by management to have somewhat greater risk of collectability due to the dependence on income production.  Additionally, all of our non-residential real estate loans were collateralized by real estate (primarily warehouse and office space) in the Washington, D.C. metropolitan area.

We originate and participate in land and land development loans, real estate construction loans and commercial real estate loans, the proceeds of which are used by the borrower for acquisition, development, and construction purposes.  Often the loan arrangements require us to provide, from the loan proceeds, amounts sufficient for payment of loan fees and anticipated costs during acquisition, development, or construction, including interest.  This type of lending is considered by management to have higher risks.  At December 31, 2010 and 2009, the undisbursed portion of such loans totaled $19.3 million and $26.6 million, respectively.

We have made loans to certain of the Bank’s executive officers and directors. These loans were made on substantially the same terms, including interest rate and collateral requirements, as those prevailing at the time for comparable transactions with unrelated customers. The risk of loss on these loans is considered to be no greater than for loans made to unrelated customers.

The following schedule summarizes changes in amounts of loans outstanding to executive officers and directors:

	Years ended
	December 31,
	2010	2009

Balance at beginning of year	$6,288,361	$8,071,010
Additions	840,573	496,971
Repayments	(2,200,881)	(2,279,620)

Balance at end of year	$4,928,053	$6,288,361

3.                    MORTGAGE-BACKED SECURITIES

Mortgage-backed securities consisted of the following:

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
GNMA certificates	$965,230	$104,993	$—	$1,070,223
Private label collaterized mortgage obligations	24,942,257	5,052	1,582,644	23,364,665
FHLMC pass-through certificates	10,165,914	263,607	—	10,429,521
FNMA pass-through certificates	9,099,423	250,779	—	9,350,202
Other pass-through certificates	13,788,148	549,078	—	14,337,226
	$58,960,972	$1,173,509	$1,582,644	$58,551,837

Weighted average interest rate	5.39%

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLMC pass-through certificates	$28,660,008	$156,856	$54,229	$28,762,635
FNMA pass-through certificates	5,868,343	241,266	—	6,109,609
Other pass-through certificates	72,880,834	515,709	6,540,596	66,855,947
	$107,409,185	$913,831	$6,594,825	$101,728,191

Weighted average interest rate	5.42%

HELD TO MATURITY:

Other pass-through certificates	$3,680,814	$164,799	$—	$3,845,613

Weighted average interest rate	6.84%

The portfolio classified as “Available for Sale” is consistent with management’s assessment and intention as to the portfolio.  While we have the intent to hold and do not expect to be required to sell the securities until maturity, from time to time or with changing conditions, it may be advantageous to sell certain securities either to take advantage of favorable interest rate changes or to increase liquidity.  Securities classified as “Held to Maturity” are not subject to fair value adjustment due to temporary changes in value due to interest rate; while securities classified as “Available for Sale” are subject to adjustment in carrying value through the accumulated comprehensive income line item in Stockholders’ Equity section of the Statement of Financial Condition.

Gross unrealized losses and fair value by length of time that the individual available-for-sale MBS have been in a continuous unrealized loss position is as follows:

	December 31, 2010		December 31, 2009
		Continuous		Continuous
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Less than 12 months	$—	$—	$11,582,768	$59,977
More than 12 months	23,182,150	1,582,644	39,501,637	6,534,848
Total	$23,182,150	$1,582,644	$51,084,405	$6,594,825

At December 31, 2010, we have five securities in an unrealized loss position.  These five securities are in an unrealized loss related to our private labeled mortgage backed securities portfolio.

Other-than-temporary impairment losses recognized in net earnings, related to available-for-sale investments, for the period ending December 31, 2010, were as follows:

	Years Ended
	December 31, 2010	December 31, 2009
Total gross unrealized losses on other-than-temporary impaired securities	$(3,624,567)	$(1,726,151)

Other-than-temporary loss recognized in prior year	692,799	—

Portion of losses recognized in Comprehensive Income(before taxes)	—	1,033,352

Net other-than-temporary impairment losses recognized in net earnings/(loss)	$(2,931,768)	$(692,799)

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

During the year ending December 31, 2010, we recognized total non-cash other than temporary impairment (“OTTI”) pre-tax charges to the consolidated statement of operations for $2.9 million for one of our private-labeled MBS.  This security was rated “AAA” by Fitch at origination.  The OTTI charge relates to a credit loss.  Credit losses reflect the difference between the present value of the cash flows expected to be collected and the amortized cost.  After a careful and thorough review of the non-agency mortgage-backed security portfolio, an other than temporary impairment charge was recorded on one of the non-agency mortgage-backed securities.  Significant deterioration occurred in the market values on one of our securities.  The analysis concluded that the entire decrease in value is the result of credit losses and, since our intention is to sell the MBS, the asset was reduced to the current market value.  In November 2010, the Bank sold this MBS, for which $2.9 million in cumulative credit-related OTTI charges had been previously recognized as a charge to non-interest income.

The valuation process and OTTI determination, assumptions related to prepayment, default and severity on the collateral supporting the non-agency MBSs are input into an industry standard valuation model.  The valuation is “Level Three” pursuant to FASB ASC — Topic 820- Fair Value Measurements and Disclosures.

We believe that the unrealized losses, other than those included in the table above, are not other-than-temporary.  The unrealized losses are driven by market illiquidity causing price deterioration.  Because our intention is not to sell the MBS and it is not more likely than not that we will be required to sell the MBS before recovery of their amortized cost bases, which may be maturity, management does not consider these MBS to be other-than-temporarily impaired at December 31, 2010.

We recognized a loss of $361,300 on the sale of mortgage-backed securities during year ending December 31, 2010 compared to no gains for the previous fiscal year.  Proceeds from sale of mortgage-backed securities were as follows as of December 31, 2010:

	December 31, 2010
			Gross Realized
	Carrying		Gain (Loss)
	Value	Proceeds	on sales

MBS - available-for-sale	$5,176,790	$4,706,894	$(469,896)
MBS - held-to-maturity	1,842,873	1,951,450	108,578
	$7,019,663	$6,658,344	$(361,318)

The gross realized loss on the available-for-sale securities is the result of selling one of its non-agency mortgage-backed securities and is in addition to the OTTI charge associated with a different MBS.  The sale of the security was in response to a request by our regulators to reduce our classified assets, which includes our non-agency mortgage-backed securities.  The gross realized gain on the held-to-maturity mortgage-backed security was recognized to offset the loss on the sale of the non-agency mortgage-backed security.  The MBS held-to-maturity sale was an isolated, non-recurring, unusual event for us based on short term projections and prepayment speeds based on information that existed on this one security at the time of sale.  We have no MBS classified as held-to-maturity as of December 31, 2010.

4.              INVESTMENT SECURITIES

Investment securities consist of the following:

	December 31. 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$9,811,049	$326,524	$160,450	$9,977,123
FNMA Agencies	4,985,020	25,330	—	5,010,350
Farmer Mac	5,000,000	—	203,550	4,796,450
Municipal Bonds	2,295,741	31,259	—	2,327,000
	$22,091,810	$383,113	$364,000	$22,110,923

	December 31. 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$27,557,681	$1,193,200	$56,892	$28,693,989
Municipal Bonds	2,299,734	59,081	—	2,358,815
	$29,857,415	$1,252,281	$56,892	$31,052,804

Proceeds from the sale of investment securities available-for-sale and proceeds from the called investment securities classified as held-to-maturity were as follows for the respective twelve month periods ending December 31, 2010 and 2009:

	December 31, 2010
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales
FHLB Agencies- called - AFS	$5,140,000	$5,140,000	$—
FHLB Agencies -sales -AFS	14,132,513	15,264,870	1,132,357
FHLB Agencies- called - HTM	22,721,541	22,735,000	13,459
	$41,994,054	$43,139,870	$1,145,816

	December 31, 2009
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales

FHLB Agencies- called	$5,000,000	$5,023,344	$23,344

Approximately $27.9 million short term investments, callable agencies, were called during the year ending December 31. 2010.  During the year ending December 31, 2010, we sold approximately $14.1 million in short term agencies.

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

Gross unrealized losses and fair value by length of time that the individual available-for-sale investment securities have been in a continuous unrealized loss position are as follows:

	December 31, 2010		December 31, 2009
		Continuous		Continuous
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less than 12 months:
FHLB Agencies	$4,834,550	$160,450	$5,083,109	$56,892
Farmer Mac Callable	4,796,450	203,550
More than 12 months	—	—	—	—
Total	$9,631,000	$364,000	$5,083,109	$56,892

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

Maturities for the investment securities are as follows:

	2010
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	4,816,049	5,142,573
Due after five years through ten years	9,985,020	9,806,800
Due after ten years	7,290,740	7,161,550
Total debt securities	$22,091,809	$22,110,923

5.                      LAND HELD FOR DEVELOPMENT

WSB’s wholly owned subsidiary, WSB, Inc., previously was established to purchase land in Maryland to develop into single family building lots that were offered for sale to third parties.  The subsidiary also built homes on lots on a contract basis.  However, due to the current economy, the subsidiary has not purchased or participated in developing homes for the past fiscal years ending December 31, 2010 and 2009.

Projects are carried at the lower of cost or net realizable value.  The ability of the subsidiary to recover the carrying value of real estate held for development is based upon future sales.  The ability to affect such sales is subject to market conditions.

6.                      REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

Real estate acquired in settlement of loans consists of the following:

	December 31,
	2010	2009

Single family properties	$2,442,164	$2,111,894
Land	2,403,944	3,579,380
Commercial	1,741,045	—
Less: valuation allowance	(531,208)	(38,160)

	$6,055,945	$5,653,114

7.                      PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	Years ended
	December 31,
	2010	2009

Buildings	$6,851,244	$6,838,468
Land	1,038,294	1,038,294
Furniture and fixtures	3,194,746	3,073,465
Leasehold improvements	406,834	405,173
Automobiles	173,291	173,291

	11,664,409	11,528,691

Less accumulated depreciation and amortization	(6,861,734)	(6,360,780)

	$4,802,675	$5,167,911

Depreciation expense totaled $528,533 and $652,241 for the years ending December 31, 2010, and 2009, respectively.  Loss on disposal of assets totaled $(93) and $(12,938) for the years ending December 31, 2010 and 2009, respectively.

The Company has entered into long-term operating leases for certain premises.  Some of these leases require payment of real estate taxes and other related expenses, and some contain escalation clauses that provide for increased rental payments under certain circumstances.  Certain leases also contain renewal options.  Rental expense under leases for the years ended December 31, 2010 and December 31, 2009 was $270,831 and $285,354, respectively.

At December 31, 2010, the minimum rental commitment for the non-cancelable leases is as follows:

Year ending December 31,	Total

2011	$254,579
2012	188,024
2013	101,018
2014	67,520
2015	—
$611,141

8.                DEPOSITS

Deposits consist of the following:

	Years Ended
	December 31, 2010		December 31, 2009
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Non-interest-bearing:
Checking accounts	$6,512,064	—%	$9,633,496	—%

Interest-bearing:
NOW accounts	24,521,769	0.83	20,503,916	0.78
Savings deposits	81,516,744	1.29	60,211,489	1.34
Time Deposits	154,030,565	2.07	163,472,581	2.64
	260,069,078		244,187,986

	$266,581,142	1.67%	$253,821,482	2.09%

Time deposits at December 31, 2010 mature as follows:

		Average
	Amount	Interest Rate

Under 6 months	$43,647,933	1.77%
6 to 12 months	51,343,359	1.61
12 to 24 months	29,969,221	2.53
24 to 36 months	6,793,464	2.79
36 to 48 months	12,248,010	2.94
48 to 60 months	10,028,578	2.77

	$154,030,565	2.07%

Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank continues to offer FDIC insurance coverage of $250,000 per depositor.  The Dodd-Frank Wall Street Reform and Consumer Protection Act signed on July 21, 2010, made permanent the current standard maximum deposit insurance amount of $250,000.

As of December 31, 2010, we have approximately 248 time deposits with a balance in excess of $100,000 for a total of $80,670,148, compared to approximately 244 for a total of $83,127,028 at December 31, 2009.  These funds were primarily used to fund our loan originations.  Of this total, approximately 12 accounts are funds received through brokers. These brokered accounts consist of individual accounts issued under master certificates in the broker’s name. These types of accounts meet the FDIC requirements and are federally insured.

The following is a summary of interest expense on deposits:

	Years ending December 31,
	2010	2009
NOW Accounts	$979,910	$860,577
Savings Deposits	119,752	113,247
Time Deposits	3,798,488	6,747,937
	$4,898,150	$7,721,761

9.                BORROWINGS

Borrowings are as follows:

	Year Ended December 31, 2010
	Balance	Rate	Average balance	Weighted
	at year end	at year end	for the year	average rate

FHLB-advances-fixed	$76,000,000	2.64%	$86,700,000	3.16%
Reverse Repurchase Agreements	—		15,800,000	3.82%
	$76,000,000		$102,500,000

	Year Ended December 31, 2009
	Balance	Rate	Average balance	Weighted
	at year end	at year end	for the year	average rate

FHLB-advances-fixed	$99,000,000	4.56%	$104,300,000	4.48%
Reverse Repurchase Agreements	30,000,000	3.82%	30,000,000	3.82%
	$129,000,000		$134,300,000

The fixed rate advances mature as follows:

Year ending December 31,	Total

2011	$—
2012	8,000,000
2013	22,000,000
2014	20,000,000
2015	—
and thereafter	26,000,000
Total	$76,000,000

At December 31, 2009, total borrowings consisted of $99.0 million in FHLB advances and $30.0 million in reverse repurchase agreements.  During fiscal year ending December 31, 2010, we reduced our borrowings by repaying the $30.0 million in reverse repurchases and reduced our FHLB advances by $23.0 million.  New FHLB advances consisted of $50.0 million of which included the restructuring of $30.0 million of higher rate borrowings and $43.0 million that matured during fiscal year 2010, bringing the balance of our FHLB advances to $76.0 million at December 31, 2010. Borrowings for fiscal 2010 were as follows:

FHLB Borrowings

Beginning Balance at December 31, 2009	$99,000
Matured during fiscal 2010	(43,000)
Restructured during fiscal 2010	(30,000)
New advances during fiscal 2010	50,000

Ending Balance at December 31, 2010	$76,000

The repayment of the $30.0 million reverse repurchase resulted in a pre-payment penalty of approximately $2.0 million.  However, a decrease in interest expense of approximately $2.4 million occurred as a result of the restructuring of these borrowings for 2010 as compared to 2009.  To meet our funding needs during the current calendar year, FHLB daily rate credits were used that were repaid within 30 days.  We are required to maintain collateral against FHLB advances.  This collateral consisted of a blanket lien on our 1-to-4 family residential loan portfolio, commercial real estate loan portfolio and multi-family first trust mortgage portfolio, which had a balance of $60,563,685 and $58,737,625 at December 31, 2010 and 2009, respectively.

During the years ended December 31, 2010 and 2009, the maximum month end balance of other borrowings was $129.0 million and $143.0 million, respectively.  We currently have an unused secured line of credit of $7.0 million with First Tennessee Bank, a $5.0 million unused secured line of credit with M & T Bank as well as a $4.0 million unused unsecured line of credit with M & T Bank.

10.                   BENEFIT PLANS

Profit Sharing/401(k) Retirement Plan — The Bank has a 401(k) Retirement Plan (“401(k)”).  The 401(k) offers a corporate match program of 100% of the first 3% of employee directed contributions and a 50% match up to an additional 2% of employee directed contributions. For the calendar year ending December 31, 2010 and 2009, we recognized expenses of $146,000 and $151,000, respectively.

Stock Option Plans - WSB has three stock option plans, which reserve shares of common stock for issuance to certain key employees and non-employee directors. The combination of these plans reserves 1,875,000 shares under option, of which 1,464,125 options have been granted and 410,875 options remain available for grant. No options were issued during 2010 or 2009.  No options expired during fiscal 2010, however, during fiscal 2009, 28,500 options granted under the 1999 Plan expired.  Options granted expire ten years after grant date with the exception of options granted under the Non-Employee Directors’ Plan and the 5,000 options granted to our CEO in 2005 pursuant to the terms of his employment agreement, each of which expire 5 years after the grant date. Options are exercisable at 50% one year after the date of grant and the remaining 50% two years after the date of grant.  The options issued under the Non-Employee Directors’ Plan are exercisable at 25% on the first and second anniversary dates and the remaining 50% three years after the date of grant. The exercise price of the options granted pursuant to these plans is equal to the market price of the shares on the date of grant.

Information with respect to stock options is as follows:

	December 31,
	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	445,475	$3.33	508,475	$3.24
Exercised	(69,000)	2.25	(34,500)	2.25
Granted	—	—	—	—
Forfeited/expired	(35,100)	3.19	(28,500)	3.04

Outstanding at end of year	341,375	$3.56	445,475	$3.33
Exercisable at end of year	341,375	$3.56	445,475	$3.33

A summary of options outstanding and exercisable at December 31, 2010 is as follows:

Options Outstanding and Exercisable
		Weighted Average
Exercise		Remaining
Price	Shares	Life (years.months)

$2.5800	21,000	0.05
$3.1667	9,000	0.10
$3.2667	115,500	0.11
$3.4667	162,000	1.00
$5.2000	28,875	1.11
$8.6500	5,000	6.04

	341,375	1.01

There were no options granted during 2010 or 2009.  The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $36,228 and $22,681, respectively.  The aggregate intrinsic value of all options outstanding and exercisable was $0 at December 31, 2010. Total pre-tax stock-based compensation of $0 and $2,344 were recognized in the Statements of Operations for the years ended December 31, 2010 and December 31, 2009, respectively. All outstanding options are vested and there is currently no unrealized compensation cost related to non-vested share based compensation arrangements.

11.               CONTINGENCIES

None

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

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

As of December 31, 2010, the Bank remains well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum core, tier 1 risk-based and total risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 are presented in the following tables:

	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2010:
Tangible (to Tangible Assets)	$41,326,799	10.69%	$5,800,137	1.50%	N/A	N/A
Core (leverage) (to Adjusted Tangible Assets)	41,326,799	10.69%	15,467,033	4.00%	$19,333,792	5.00%
Tier 1 capital (to Risk Weighted Assets)	41,326,799	17.12%	N/A	N/A	14,482,215	6.00%
Total capital (to Risk Weighted Assets)	44,352,084	18.38%	19,309,620	8.00%	24,137,025	10.00%

At December 31, 2009:
Tangible (to Tangible Assets)	$46,742,817	10.76%	$6,518,855	1.50%	N/A	N/A
Core (leverage) (to Adjusted Tangible Assets)	46,742,817	10.76%	17,383,614	4.00%	$21,729,517	5.00%
Tier 1 capital (to Risk Weighted Assets)	46,742,817	16.96%	N/A	N/A	16,539,556	6.00%
Total capital (to Risk Weighted Assets)	46,701,267	16.94%	22,052,741	8.00%	27,565,926	10.00%

The following table summarizes the reconciliation of stockholders’ equity of the Bank to regulatory capital.

	December 31, 2010
	Tangible	Core	Total
	Capital	Capital	Capital

Total stockholders’ equity	$48,754,877	$48,754,877	$48,754,877

Nonallowable assets:
Unrealized depreciation on available for sale securities, net of taxes	239,257	239,257	239,257
Disallowed deferred tax asset	(7,667,335)	(7,667,335)	(7,667,335)
Additional item:
Low level recourse			(10,486)
Allowance for loan losses	—	—	3,035,771

Total regulatory capital	$41,326,799	$41,326,799	$44,352,084

	December 31, 2009
	Tangible	Core	Total
	Capital	Capital	Capital

Total stockholders’ equity	$44,093,761	$44,093,761	$44,093,761

Nonallowable assets:
Unrealized depreciation on available for sale securities, net of taxes	2,649,056	2,649,056	2,649,056
Additional item:
Low level recourse			(3,493,530)
Allowance for loan losses	—	—	3,451,980

Total regulatory capital	$46,742,817	$46,742,817	$46,701,267

At December 31, 2010 and December 31, 2009, tangible assets used in computing regulatory capital were $386,675,832 and $434,590,347, respectively, and total risk-weighted assets used in the computation were $241,370,248 and $275,659,263, respectively.

13.               EARNINGS PER SHARE

Options to purchase 341,375 and 445,475 shares of common stock were outstanding at December 31, 2010 and December 31, 2009, respectively, but were not included in the computation of diluted EPS because we were in a consolidated net loss position and the effect would have been antidilutive. Average common and common equivalent shares used in the determination of earnings per share were:

	Year Ended December 31,
	2010			2009
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net loss available to Common Stockholders	$(3,873,048)	7,885,217	$(0.49)	$(5,716,453)	7,849,105	$(0.73)

Effect of Dilutive Options Incremental Shares		—			—

Diluted EPS

Net loss available to Common Stockholders	$(3,873,048)	7,885,217	$(0.49)	$(5,716,453)	7,849,105	$(0.73)

14.               INCOME TAXES

The provision for income taxes consists of the following:

	Year ending
	December 31,
	2010	2009
Current taxes:
Federal	$(292,129)	$(363,405)
State	—	260
	(292,129)	(363,145)
Deferred taxes (credit):
Federal	(2,049,711)	(2,829,214)
State	(541,991)	(396,007)
	(2,591,702)	(3,225,221)
	$(2,883,831)	$(3,588,366)

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

	Year ended		Year ended
	December 31, 2010		December 31, 2009
		Percent of		Percent of
		Pretax		Pretax
	Amount	Income	Amount	Income

Tax at statutory rate	$(2,297,339)	(34.0)%	$(3,163,638)	(34.0)%

Increases (decreases):
State income tax net of federal income tax benefit	—	—	172	—
Bank owned life insurance	(162,111)	(2.4)	(168,499)	(1.8)
Tax exempt interest	(32,826)	(0.5)	(32,881)	(0.4)
Reversal of ASC -740 accrual	(101,155)	(1.5)
Other	(290,400)	(4.3)	(223,520)	(2.4)

	$(2,883,831)	(42.7)%	$(3,588,366)	(38.6)%

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the financial reporting and the tax bases of assets and liabilities.

The components of net deferred tax assets as of December 31, 2010 and December 31, 2009 are as follows:

	December 31,
	2010	2009

Deferred tax assets:
Deferred loan fees	$955,338	$965,794
Allowance for loan losses	4,030,686	3,226,858
Non accrual interest adjustment	635,156	643,526
Allowance for losses on real estate acquired in settlement of loans	209,508	72,976
Deferred compensation	5,908	3,557
Unrealized loss on available for sale securities	153,825	1,769,124
Other than temporary impairment on MBS	—	273,240
Depreciation	634,436	591,601
Net Operating Loss carryforward	3,205,033	1,357,101
Other	55,926	—

	9,885,816	8,903,777

Deferred tax liabilities:
Deferred rental income	56,161	50,525

Net deferred tax assets	$9,829,655	$8,853,252

Our federal income tax returns for fiscal years 2002 and 2003 were audited by the Internal Revenue Service. During 2003 we donated land we had foreclosed upon to the Maryland Environmental Trust and took a tax deduction for a conservation easement charitable donation.  We valued the donation at $2,008,000 based on an independent appraisal of the land, and the deduction netted us a tax benefit of $745,000. The Internal Revenue Service (“IRS”) disagreed that the conservation easement satisfied the statutory legal requirements under 26 U.S.C. §170(h) and, in the alternative, determined that the appraised value was too high.  On April 6, 2006, the IRS disallowed the deduction in its entirety and asserted substantial overvaluation penalties of $212,000 under 26 U.S.C. § 6662.  On May 8, 2006, we filed a timely Protest appealing the proposed adjustments and, when the IRS refused to agree with a valuation we would accept, we filed a Petition in the U.S. Tax Court challenging the determination.  We were scheduled to begin trial on this matter on February 1, 2010, however, after exchanging expert reports and filing an extensive pretrial memorandum, the IRS conceded all of the legal issues in the case and agreed to a valuation of the easement in the amount of $1,300,000 (no penalties will be imposed).  The final Decision has been signed and filed with the court. As previously noted, we recorded a liability of approximately $405,600, as a result of this pending issue.  Approximately $305,000, which represents interest due was issued from the recorded liability to the IRS and the remaining balance of $101,000 favorably impacted the effective tax rate for the period ending December 31, 2010, exhausting the recorded liability.

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

Loans

We do not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s Accounting Standards Codification Receivables Topic.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2010, majority of all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with guidance regarding fair value measurements, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the loan as nonrecurring Level 3.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	At December 31, 2010 (In thousands)
		Quoted Prices in	Other	Significant		Total Changes
		Active Markets for	Observable	Unobservable	Trading	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Gains and	Included in
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)	(Losses)	Period Earnings (1)
Loans Held-for-sale	$24,170	$	$24,170	$	$	$
Available-for-Sale Agencies callable	19,784	—	19,784	—	—	—
Available-for-Sale, Municipal Bonds	2,327		2,327
Available-for-Sale Mortgage-Backed Securities	58,552	—	35,187	23,365	—	(2,932)
	$104,833	$—	$81,468	$23,365	$—	$(2,932)

(1) The $2.9 million listed in the above column represents an other-than-temporary impairment on one of our mortgage-backed securities of which was sold in fiscal 2010. The net other-than-temporary impairment losses recognized in earnings relate to credit loss.

Loans held-for-sale, which are carried at the lower of cost or market, did not have any impairment charge at December 31, 2010.

Assets included in Level 3 include our private-labeled mortgage-backed securities (“MBS”) due to lack of observable market data due to decreases in market activity for these securities.  Our policy is to recognize transfers in and out as of the actual date of the event or change in circumstances that caused the transfer.  No assets were transferred to Level 3 during the period ending December 31, 2010.  The change in the assets included in Level 3 was due to principal repayments and the change in unrealized gains/losses for the twelve month period ending December 31, 2010.  After a careful and thorough review of the non-agency mortgage-backed security portfolio, an other than temporary impairment charge of $2.9 million was recorded on one of the non-agency mortgage-backed securities.  Significant deterioration occurred in the market values on one of our securities.  The analysis concluded that the entire decrease in value is the result of credit losses and reduced the asset to the current market value. This private-labeled MBS was sold during the fourth quarter of fiscal 2010.

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

	At December 31, 2010 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Residential Real estate	$12,228	$—	$12,228	$—
Construction	1,617	—	1,617	—
Land and land Acquisition	2,942	—	2,942	—
Commercial Real Estate and Commercial	16,304	—	16,304	—
Consumer	1	—	1	—
Total Impaired Loans	33,092	—	33,092	—

Real estate acquired in settlement of loans:
Residential Real estate	$1,053	$—	$1,053	$—
Construction	1,330	—	1,330	—
Land and land Acquisition	1,976	—	1,976	—
Commercial Real Estate and Commercial	1,697	—	1,697	—
Consumer	—	—	—	—
Total Real estate acquired in settlement of loans:	6,056	—	6,056	—

Total	$39,148	$—	$39,148	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $38.8 million, with a related valuation allowance of $5.7 million.

Real estate acquired in settlement of loans is carried at the lower of our recorded investment or fair value at the date of acquisition.  Write-downs to fair value at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs are included in non-interest expense. Costs relating to the development and improvement of a property are capitalized, whereas those relating to holding the property are charged to expense when incurred.  The real estate is carried at the lower of acquisition or fair value net of estimated costs to sell subsequent to acquisition.  Operating expenses of real estate owned are reflected in other non-interest expenses.  The value of REO properties held due to foreclosures at December 31, 2010 were $6.1 million, of which included a valuation allowance of $531,208.

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of ASC 825, “Disclosures about Fair Value of Financial Instruments”.  We have determined the fair value amounts by using available market information and appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$23,534	$23,534	$9,069	$9,069
Loans receivable, net	248,014	248,175	249,358	249,861
Mortgage-backed securities:
Held to maturity	—	—	3,681	3,846
Available for sale	58,552	58,552	101,728	101,728
Investment securities:
Available for sale	22,111	22,111	31,053	31,053
Investment in Federal Home
Loan Bank stock	5,502	5,502	5,911	5,911
Bank owned life insurance	11,912	11,912	11,435	11,435

Liabilities:
Deposits:
Non-interest-bearing	6,512	6,512	9,633	9,633
Interest bearing	260,069	261,964	244,188	245,677
Borrowings	76,000	76,086	129,000	130,138

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

Commitments to Grant Loans and Standby Letters of Credit and Financial Guarantees Written - The majority of our commitments to grant loans and standby letters of credit and financial guarantees written carry current market interest rates if converted to loans.  Because commitments to extend credit and letters of credit are generally unassignable by either us or the borrower, they only have value to us and the borrower and therefore it is impractical to assign any value to these commitments.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Unless noted otherwise, we do not require collateral or other security to support financial instruments with credit risk.

	Contract Amount
	December 31, 2010	December 31, 2009
Financial instruments whose contract amounts represent credit risk:

Commitments to grant mortgage and commercial loans	$2,082,866	$3,582,808

Unfunded commitments to extend credit under existing construction equity line and commercial lines of credit	$19,254,685	$26,645,520

Standby letters of credit and financial guarantees written	$692,524	$710,451

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

17.      CONDENSED FINANCIAL STATEMENTS- PARENT COMPANY ONLY

WSB HOLDINGS, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION - PARENT COMPANY ONLY

AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009

	December 31,
	2010	2009
ASSETS

CASH AND CASH EQUIVALENTS:
Cash	$710,608	$817,913

Mortgage-backed securities - available for sale at fair value	1,765,159	2,736,660
Accrued interest receivable on investments	7,344	11,926
Premises and equipment - net	—	4,334,103
Deferred tax asset	43,692	434,911
Investment in wholly owned subsidiaries	48,870,030	44,306,598
Income taxes receivable	336,060	93,924
Other assets	14,523	305,973

TOTAL ASSETS	$51,747,416	$53,042,008

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable, accrued expenses and other liabilities	$128,523	$185,291

Total Liabilities	128,523	185,291

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shared authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value 7,924,732 and 7,855,732 shares issued and outstanding	792	785
Additional paid-in capital	10,872,561	10,717,631
Retained earnings - substantially restricted	40,981,757	44,854,805
Accumulated other comprehensive income (loss)	(236,217)	(2,716,504)

Total stockholders’ equity	51,618,893	52,856,717

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,747,416	$53,042,008

WSB HOLDINGS, INC.

CONDENSED STATEMENTS - PARENT COMPANY ONLY

As of December 31, 2010 and 2009

Condensed Statement of Operations

	Years Ended December 31,
	2010	2009
INTEREST INCOME:
Interest on mortgage-backed securities	$127,454	$181,296
Total interest income	127,454	181,296

NON-INTEREST INCOME:
Rental income	624,656	936,141
Total non-interest income	624,656	936,141

NON-INTEREST EXPENSES:
Salaries and benefits	131,792	138,318
Occupancy expense	25,784	37,781
Depreciation	134,172	210,537
Stationery, printing & supplies	2,465	6,310
Professional services	187,558	250,155
Other taxes	255,141	263,764
Other expenses	375,462	526,810
Total non-interest expenses	1,112,374	1,433,675

LOSS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET LOSS OF SUBSIDIARIES	(360,264)	(316,238)

INCOME TAX BENEFIT	131,982	107,519

EQUITY IN UNDISTRIBUTED NET LOSS OF SUBSIDIARIES	(3,644,766)	(5,507,734)

NET LOSS	$(3,873,048)	$(5,716,453)

Condensed Statement of Cash Flows

	Year Ended December 31,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(3,873,048)	$(5,716,453)
Adjustments to reconcile net loss to net cash used in operating activities
Equity in undistributed loss of subsidiaries	3,644,766	5,507,734
Stock based compensation	—	2,344
Excess tax benefits from share based payment	(14,288)	(8,432)
Depreciation	134,172	210,537
Accretion of (discounts)/premiums on MBS	(11,927)	(18,250)
Decrease in other assets	296,033	44,999
Increase in income tax receivable	(242,136)	(87,837)
Deferred income tax benefit	11,139	(534)
Decrease in current liabilities	(56,768)	(42,513)
Net cash used in operating activities	(112,057)	(108,405)

Cash Flows from Investing Activities
Purchase of premises and equipment	—	(12,261)
Repayment on MBS available for sale	1,099,822	934,094
Additional capital in investment to bank	(1,250,000)	—
Transfer of MBS from subsidiary	—	—
Dividends received from subsidiary	—	—
Net cash (used in) provided by investing activities	(150,178)	921,833

Cash Flows from Financing Activities
Dividends paid	—	(941,969)
Exercise of stock options	140,642	77,369
Excess tax benefits from tax-based compensation	14,288	8,432
Net cash provided by (used in) financing activities	154,930	(856,168)

DECREASE IN CASH	(107,305)	(42,740)
CASH AT THE BEGINNING OF YEAR	817,913	860,653
CASH AT END OF YEAR	$710,608	$817,913

18.      QUARTERLY DATA (Unaudited)

Summarized quarterly financial information is as follows (amounts in thousands except per share information):

	First	Second	Third	Fourth
Year Ended December 31, 2010:	Quarter	Quarter	Quarter	Quarter

Interest income	$5,582	$5,562	$5,030	$4,553
Interest expense	2,560	2,300	1,845	1,670
Net interest income	3,022	3,262	3,185	2,883
Provision for loan losses	—	2,400	950	—
Net interest income after provision for loan losses	3,022	862	2,235	2,883
Income (Loss) income before income taxes	60	(3,776)	(3,555)	514
Income tax (benefit) expense	(194)	(1,354)	(1,482)	146
Net income (loss)	254	(2,422)	(2,073)	368
Basic earnings (loss) per common share	0.03	(0.31)	(0.26)	0.05
Diluted earnings (loss) per common share	0.03	(0.31)	(0.26)	0.05

	First	Second	Third	Fourth
Year Ended December 31, 2009:	Quarter	Quarter	Quarter	Quarter

Interest income	$6,350	$6,333	$6,145	$5,805
Interest expense	3,600	3,616	3,408	2,967
Net interest income	2,750	2,717	2,736	2,838
Provision for loan losses	2,500	250	6,600	100
Net interest income after provision for loan losses	250	2,467	(3,864)	2,738
(Loss) income before income taxes	(2,392)	(134)	(7,212)	433
Income tax (benefit) expense	(859)	(93)	(2,861)	224
Net (loss) income	(1,533)	(41)	(4,351)	209
Basic earnings (loss) per common share	(0.20)	(0.01)	(0.55)	0.03
Diluted earnings (loss) per common share	(0.20)	(0.01)	(0.55)	0.03

*     *     *     *

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                 Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2010.

There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The text and tables under the captions “Proposal 1 - Election of Directors”, “Corporate Governance,” “Executive Officers of WSB Holdings, Inc.” and “Section 16(a) Beneficial Ownership Reporting Compliance” in WSB’s Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated herein by reference.

Item 11.                 Executive Compensation

The text and tables under the captions “Executive Compensation and Other Information” and “Compensation of Directors” in WSB’s Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2010, with respect to compensation plans under which equity securities of WSB are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	341,375	3.56	410,875

(1) Includes the Non-employee Directors’ Stock Option Plan, the 1997 Omnibus Stock Plan, the 1999 Stock Option and Incentive Plan and the 2001 Stock Option and Incentive Plan.  The Plans were approved by security holders of the Bank.  Effective January 3, 2008, all of the then stockholders of the Bank became stockholders of WSB.

The information contained in the text and tables under the caption “Beneficial Ownership of Securities” in WSB’s Proxy Statement for its 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The text under the captions “Corporate Governance — Meetings of the Board of Directors; Independence of the Board of Directors” and “Executive Compensation and Other Information — Certain Relationships and Related Person Transactions” in WSB’s Proxy Statement for its 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services

The text under the captions “Independent Registered Public Accounting Firm” and “Policy on Audit Committee Pre-Approval of Audit Services and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in WSB’s Proxy Statement for its 2011 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1)       The following consolidated financial statements of WSB and its subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition—as of December 31, 2010 and 2009

Consolidated Statements of Operations—Years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows—Years ended December 31, 2010 and 2009

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

Amended and Restated Employment Agreement dated June 11, 2010 by and among The Washington Savings Bank, F.S.B. and Phillip C. Bowman. (Incorporated by reference from WSB’s Form 10-Q, filed for the quarter ended June 30, 2010) †.

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

WSB Holdings, Inc.
(Registrant)

March 22, 2011	By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Principal Executive Officer:

March 22, 2011	By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

Principal Financial and Accounting Officer:

March 22, 2011	By:	/s/Carol A. Ramey
Carol A. Ramey
Sr. Vice President/Chief Financial Officer

March 22, 2011	/s/ Phillip C. Bowman
Phillip C. Bowman, Director

March 22, 2011	/s/ George Q. Conover
George Q. Conover, Director

March 22, 2011	/s/ Charles A. Dukes
Charles A. Dukes, Director

March 22, 2011	/s/ William J. Harnett
William J. Harnett, Director

March 22, 2011	/s/ Kevin P. Huffman
Kevin P. Huffman, Director

March 22, 2011	/s/ Eric S. Lodge
Eric S. Lodge, Director

March 22, 2011	/s/ Charles W. McPherson
Charles W. McPherson, Director

March 22, 2011	/s/ Michael J. Sullivan
Michael J. Sullivan, Director