Form 10-Q
period 2011-03-31
WSB Holdings Inc
filed 2011-05-12
CIK 1415022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended:   March 31, 2011

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

There were 7,992,232 shares of Common Stock ($0.0001 Par Value) outstanding as of May 2, 2011.

WSB HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.  Financial Statments

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31,	December 31,
	2011	2010

ASSETS
Cash	$14,869,320	$21,438,474
Federal funds sold and interest bearing deposits at FHLB - Atlanta	21,424,921	2,095,561
Total cash and cash equivalents	36,294,241	23,534,035

Loans receivable:
Held for sale	4,853,800	24,169,595
Held for investment (net of allowance for loan losses of $9,761,442 and $10,219,791 respectively)	225,790,467	223,844,534

Investment securities - available for sale at fair value	41,420,011	22,110,923
Mortgage-backed securities - available for sale at fair value	58,883,918	58,551,837
Investment in Federal Home Loan Bank stock, at cost	5,501,800	5,501,800
Accrued interest receivable on loans	1,176,428	1,169,898
Accrued interest receivable on investments	567,014	465,831
Real estate acquired in settlement of loans	5,926,123	6,055,945
Bank owned life insurance	12,024,734	11,911,801
Premises and equipment - net	4,719,932	4,802,675
Income taxes receivable	53,178	629,167
Deferred income taxes	9,755,240	9,829,655
Other assets	2,385,154	3,352,288

TOTAL ASSETS	$409,352,040	$395,929,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$5,471,987	$6,512,064
Interest bearing	273,641,084	260,069,078
Total deposits	279,113,071	266,581,142

Federal Home Loan Bank borrowings	76,000,000	76,000,000
Advances from borrowers for taxes and insurance	633,396	479,480
Accounts payable, accrued expenses and other liabilities	1,232,689	1,250,469

TOTAL LIABILITIES	356,979,156	344,311,091

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value, 7,992,232 and 7,924,732 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	799	792
Additional paid-in capital	11,087,907	10,872,561
Retained earnings - substantially restricted	41,217,356	40,981,757
Accumulated other comprehensive income (loss)	66,822	(236,217)

TOTAL STOCKHOLDERS’ EQUITY	52,372,884	51,618,893

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$409,352,040	$395,929,984

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended
	March 31,
	2011	2010
INTEREST INCOME:
Interest and fees on loans	$3,715,395	$3,854,028
Interest on mortgage-backed securities	654,085	1,346,136
Interest and dividends on investments	292,703	382,051

Total interest income	4,662,183	5,582,215

INTEREST EXPENSE:
Interest on deposits	1,115,202	1,315,552
Interest on other borrowings	519,429	1,244,082

Total interest expense	1,634,631	2,559,634

NET INTEREST INCOME	3,027,552	3,022,581
Provision for loan losses	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,027,552	3,022,581

NON-INTEREST INCOME:
Loan related fees	112,120	87,606
Gain on sale of loans	364,142	123,145
Gain on sale of investment securities - available for sale	182,848	—
Gain (loss) on sale of real estate acquired in settlement of loans	13,144	(36,400)
Service charges on deposits	24,996	34,995
Rental income	94,245	101,439
Other income	155,811	155,229

Total non-interest income	947,306	466,014

NON-INTEREST EXPENSE:
Salaries and benefits	1,960,225	1,560,996
Occupancy expense	172,798	177,040
Depreciation	114,924	137,726
Advertising	86,514	82,893
Service bureau charges	134,124	133,058
Service charges from banks	9,010	8,648
Stationary, printing and supplies	44,844	33,361
Professional services	99,057	231,052
FDIC Insurance	219,922	301,928
Provision for losses on real estate acquired in settlement of loans	31,880	60,240
Other taxes	80,797	81,228
Other	734,664	620,777

Total non-interest expense	3,688,759	3,428,947

INCOME BEFORE INCOME TAXES	286,099	59,648

INCOME TAX EXPENSE (BENEFIT)	50,500	(194,095)

NET INCOME	$235,599	$253,743

BASIC EARNINGS PER COMMON SHARE	$0.03	$0.03

DILUTED EARNINGS PER COMMON SHARE	$0.03	$0.03

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.00	$0.00

AVERAGE COMMON SHARES OUTSTANDING	7,966,732	7,855,732

AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,967,387	7,879,472

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCE, JANUARY 1, 2010	$785	$10,717,631	$44,854,806	$(2,716,504)	$52,856,718

Comprehensive Income:

Net Income	—	—	253,743	—	253,743

Net changes in unrealized appreciation on available for sale securities	—	—	—	1,037,856	1,037,856

Total comprehensive Income					1,291,599

BALANCE, MARCH 31, 2010	$785	$10,717,631	$45,108,549	$(1,678,648)	$54,148,317

BALANCE, JANUARY 1, 2011	$792	$10,872,561	$40,981,757	$(236,217)	$51,618,893

Exercise of Stock Options	7	213,227	—	—	213,234

Tax effect of stock options exercised	—	2,119	—	—	2,119

Comprehensive Income:

Net Income	—	—	235,599	—	235,599

Other comprehensive income Reclassification adjustment for gains, net of taxes of $72,115	—	—	—	110,733	110,733

Net changes in unrealized appreciation on available for sale securities	—	—	—	192,306	192,306

Total comprehensive loss					538,638

BALANCE, MARCH 31, 2011	$799	$11,087,907	$41,217,356	$66,822	$52,372,884

See notes to consolidated financial statements

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2011	2010
OPERATING ACTIVITIES:

Net earnings	$235,599	$253,743
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	114,924	137,726
Accretion of discounts on investment securities	240,368	1,113
Gain on sale of mortgage-backed securities-available for sale	(182,848)	—
(Gain) Loss on sale of real estate acquired in settlement of loans	(13,144)	36,400
Gain on sale of loans	(364,142)	(123,145)
Loans originated for sale	(32,590,369)	(18,198,733)
Proceeds from sale of loans originated for sale	52,270,305	21,920,958
Increase in cash surrender value of bank owned life insurance	(112,933)	(118,152)
Chanage in deferred income taxes	(138,696)	13,080
(increase) decrease in accrued interest receivable	(107,713)	119,755
Decrease in other assets	967,137	432,391
Increase (decrease) in net deferred loan fees	58,346	(58,279)
Change in income taxes payable/receivable	575,989	—
(Decrease) increase in accrued interest payable	(1,765)	5,192
Decrease in accounts payable, accrued expenses and other liabilities	(17,780)	(59,672)

Net cash provided by operating activities	20,933,278	4,362,377

INVESTING ACTIVITIES:

Net increase in loans	(2,358,789)	(1,136,160)
Purchase of mortgage-backed securities - available for sale	(13,027,549)	47,412
Repayment of mortgage-backed securities - available for sale	5,699,130	16,275,929
Sale of mortgage backed securities -availabe for sale	7,715,995	—
Redemption of Federal Home Loan Bank Stock	—	(247,500)
Purchase of investment securities - available for sale	(19,990,000)	(10,453)
Purchase of investment securities - held to maturity	—	—
Repayment of investment securities - available for sale	419,885	1,097,195
Purchase of premises and equipment	(32,182)	(4,161)
Sale of investment securities - available for sale	0	—
Development of real estate acquired in settlement of loans	(14,961)	(8,750)
Proceeds from sale of real estate acquired in settlement of loans	512,436	1,458,601

Net cash (used in) provided by investing activities	(21,076,035)	17,472,113

FINANCING ACTIVITIES:

Net increase in demand deposits, NOW accounts and savings accounts	17,894,028	4,624,092
Proceeds from issuance of certificates of deposit	1,530,830	11,066,416
Payments for maturing certificates of deposit	(6,891,164)	(9,289,943)
Net increase in advance payments by borrowers for taxes and insurance	153,916	233,569
Decrease in advance from the Federal Home Loan Bank	—	(8,000,000)
Excess tax benefit from stock-based compensation	2,118	0
Proceeds from exercise of stock options	213,234	—

Net cash provided by (used in) by financing activities	12,902,962	(1,365,866)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,760,205	20,468,624

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,534,036	9,068,864

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,294,241	$29,537,488

CASH PAID DURING THE PERIOD FOR:

Income taxes	$—	$—

Interest	$1,675,477	$2,735,344

Non-cash transactions:
Transfer from loans to real estate acquired in settlement of loans	$354,510	$1,072,570

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

1.      Financial Statements

The Consolidated Financial Statements for the three months ended March 31, 2011 and 2010 have been prepared by WSB Holdings, Inc. (“WSB” or the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented, have been made.  All significant intercompany transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.   Management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”), a copy of which is available at www.twsb.com and www.sec.gov.  The results of operations for the period ended March 31, 2011, are not necessarily indicative of the operating results for the full year, or any other period.

Certain prior year’s amounts have been reclassified to conform with the current year’s presentation.

2.      Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted Earnings Per Common Share (“EPS”) computation for all periods presented in the Consolidated Statements of Operations.

	Three Months Ended March 31,
	2011			2010
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net income available to Common Stockholders	$235,599	7,966,732	$0.03	$253,743	7,855,732	$0.03

Effect of Dilutive Options Incremental Shares		655			23,740

Diluted EPS Net income available to Common Stockholders	$235,599	7,967,387	$0.03	$253,743	7,879,472	$0.03

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

Options to purchase 260,375 shares of common stock were not included in the computation of diluted EPS for the three months ended March 31, 2011 because their effect would have been antidilutive.

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

There were no awards granted during 2011 or 2010.  There was no pre-tax stock-based compensation during the three months ending March 31, 2011 and 2010.

All outstanding options are vested and there is currently no unrealized compensation cost related to non-vested share based compensation arrangements.

Stock Option Plans - We have five stock option plans, which reserve shares of common stock for issuance to certain key employees and non-employee directors. Collectively, these plans reserve 2,310,000 shares for issuance pursuant to options as of March 31, 2011, 1,899,125 options have been granted or expired and 410,875 options remain available for grant. Options granted generally expire ten years after grant date and are exercisable at 50% one year after the date of grant and the remaining 50% two years after the date of grant, with the exceptions of (1) options granted under the Non-Employee Directors’ Plan, which options are exercisable at 25% on the first and second anniversary dates and the remaining 50% three years after the date of grant and (2) the 5,000 option grant to WSB’s CEO in September 2005, which were fully vested at time of grant and have since expired. The exercise price of the options granted pursuant to these plans is in each case the fair market value of the shares on the date of grant.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

The following table summarizes stock option activity for the three month period ended March 31, 2011:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2010	341,375	$3.56
Exercised	(67,500)	3.19
Granted	—	—
Forfeited	—	—

Outstanding at March 31, 2011	273,875	$3.65	0.09	$7,695
Exercisable at March 31, 2011	273,875	$3.65	0.09	$7,695

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

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

Loans

We do not record loans held-for-investment at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s Accounting Standards Codification Receivables Topic.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2011, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with guidance regarding fair value measurements, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the loan as nonrecurring Level 2. When an appraised value is not available

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the loan as nonrecurring Level 3.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010:

	At March 31, 2011 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Loans Held-for-sale	$4,854		$4,854		$
Available-for-sale, FHLB Agencies callable	39,088	—	39,088	—	—
Available-for-Sale, Municipal Bonds	2,332	—	2,332	—	—
Available-for-Sale Residential MBS	58,884	—	37,326	21,558	—
	$105,158	$—	$83,600	$21,558	$—

	At December 31, 2010 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Loans Held-for-sale	$24,170		$24,170		$
Available-for-sale, FHLB Agencies callable	19,784	—	19,784	—	—
Available-for-Sale, Municipal Bonds	2,327	—	2,327	—	—
Available-for-Sale Residential MBS	58,552	—	35,187	23,365	(2,932)
	$104,833	$—	$81,468	$23,365	$(2,932)

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

Loans held-for-sale, which are carried at the lower of cost or market, did not have any impairment charge at March 31, 2011.

Assets included in Level 3 include our private-labeled mortgage-backed securities (“MBS”) due to lack of observable market data due to decreases in market activity for these securities.  Our policy is to recognize transfers in and out as of the actual date of the event or change in circumstances that caused the transfer.  No assets were transferred to Level 3 during the three month period ending March 31, 2011.  The change in the assets included in Level 3 was due to principal repayments and the change in unrealized gains/losses for the three month period ending March 31, 2011.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and March 31, 2010.

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Private Labeled Mortgage-Backed
	Securities-Available for Sale
	Three months ended March 31,
	2011	2010

Beginning Balance	$23,365	$40,194
Accretion/Amortization of Discount/Premiums	4	7
Payments received	(3,002)	(4,174)
Difference in Unrealized gain (loss)	1,191	396
Other than temporary impairment

Ending Balance	$21,558	$36,423

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non- recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010 is included in the tables below:

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

	At March 31, 2011 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Residential Real estate	$10,453	$—	$10,453	$—
Construction	—	—	—	—
Land and land Acquisition	4,351	—	4,351	—
Commercial Real Estate and Commercial	14,029	—	14,029	—
Consumer	1	—	1	—
Total Impaired Loans	28,834	—	28,834	—

Real estate acquired in settlement of loans:
Residential Real estate	$1,237	$—	$1,237	$—
Construction	1,049	—	1,049	—
Land and land Acquisition	1,938	—	1,938	—
Commercial Real Estate and Commercial	1,702	—	1,702	—
Total Real estate acquired in settlement of loans:	5,926	—	5,926	—

Total	$34,760	$—	$34,760	$—

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $34,561,000, with a related valuation allowance of $5,859,000 at March 31, 2011 compared to principal balance of $38,785,000, with a related valuation allowance of $5,693,000 at December 31, 2010.

Real estate acquired in settlement of loans is carried at the lower of our recorded investment or fair value at the date of acquisition.  Write-downs to fair value at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs are included in non-interest expense.  Costs relating to the development and improvement of a property are capitalized, whereas those relating to holding the property are charged to expense when incurred.  The real estate is carried at the lower of acquisition or fair value net of estimated costs to sell subsequent to acquisition.  Operating expenses of real estate owned are reflected in other non-interest expenses.  The value of OREO properties held due to foreclosures at March 31, 2011 was $5.9 million compared to $6.1 million at December 31, 2010.

Impaired loans, Real Estate Acquired in Settlement of Loans are classified as Level 2 within the valuation hierarchy.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(000’s)	(000’s)	(000’s)	(000’s)

Assets:
Cash and cash equivalents	$36,294	$36,294	$23,534	$23,534
Loans receivable, net	230,644	233,079	248,014	248,175
Mortgage-backed securities:
Available for sale	58,884	58,884	58,552	58,552
Investment securities:
Available for sale	41,420	41,420	22,111	22,111
Investment in Federal Home
Loan Bank stock	5,502	5,502	5,502	5,502
Bank Owned Life Insurance	12,025	12,025	11,912	11,912

Liabilities:
Deposits:
Non-interest-bearing	5,472	5,472	6,512	6,512
Interest bearing	273,641	275,269	260,069	261,964
Borrowings	76,000	75,962	76,000	76,086

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and December 31, 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since reporting period ending March 31, 2011 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

5.                   Loans

The following table summarizes loans at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010

FIRST MORTGAGE LOANS:
Secured by single-family residences	$74,541,817	$72,968,063
Secured by 5 or more- residential	2,407,029	3,019,186
Secured by other properties	40,708,881	41,306,353
Construction loans	6,091,158	4,898,672
Land and land development loans	10,739,501	11,613,824
Land acquisition loans	2,341,995	1,849,875

	136,830,381	135,655,973

SECOND MORTGAGE LOANS	2,578,312	2,597,198

COMMERCIAL AND OTHER LOANS:
Commercial -secured by real estate	92,831,947	92,458,529
Commercial	3,268,546	3,212,401
Loans secured by savings accounts	189,595	205,637
Consumer installment loans	310,427	333,540

	236,009,208	234,463,278

LESS:
Allowance for loan losses	(9,761,442)	(10,219,791)
Deferred loan fees	(457,299)	(398,953)

TOTAL LOANS RECEIVABLE HELD-FOR-INVESTMENT	$225,790,467	$223,844,534

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

Allowance for loan losses and recorded investment in loans for the quarter ended March 31, 2011 is summarized as follows:

	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,891	$326	$2,932	$4,067	$4	$10,220
Charge-offs	(427)	—	(37)	—	(2)	(466)
Recoveries	8	—	—	—	—	8
Provisions	—	—	—	—	—	—
Ending Balance	2,472	326	2,895	4,067	2	9,762
Ending Balance: individually evaluated for impairment	1,251	—	2,378	2,230	—	5,859
Ending Balance: collectively evaluated for impairment	1,221	326	517	1,837	2	3,903

Loans:
Ending Balance	$120,236	$6,091	$13,081	$96,101	$500	$236,009
Ending Balance: individually evaluated for impairment	12,881	—	6,922	16,955	1	36,759
Ending Balance: collectively evaluated for impairment	107,355	6,091	6,159	79,146	499	199,250

As part of our on-going monitoring of the credit quality of our loan portfolio, we categorize loans into risk categories based on relevant information about the ability of borrowers to repay their debt.  Current financial information, historical payment experience, credit documentation, current economic trends and other factors are used to categorize loans into risk categories.

Credit quality indicators as of March 31, 2011 are as follows:

Pass — Loans classified as pass generally meet or exceed normal credit standards.  Factors include repayment source, collateral, borrower cash flows, and performance history.

Special Mention:  Loans classified Special Mention loans have potential weaknesses that deserve management’s attention. These loans are not adversely classified and do not expose an institution to sufficient risk to currently warrant adverse classification.

Substandard:  Loans classified as substandard are loans that have a well-defined weakness. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  These loans are inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged as security for the asset.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

Doubtful:  Loans classified as doubtful consists of loans where we expect a loss, but not a total loss.  These loans have all the weaknesses inherent in a substandard asset, in addition, these weaknesses make collection highly questionable or improbable based on the existing circumstances.

Loss:  Loans classified as loss are considered uncollectible.  A loan classified as a loss does not mean that an asset has no recovery value, but that is practical to defer writing off or reserving all or a portion of the asset, even though partial recovery may be collected in the future.  Loans that are classified as “Loss” are fully reserved for on our financial statements.

Credit risk profile by internally assigned grade, as described above as of March 31, 2011 is as follows:

				Commercial
			Land and	Real Estate
			Land	and
	Real Estate	Construction	Acquisition	Commercial	Consumer	Total
	(dollars in thousands)
Pass	$104,609	$4,438	$5,967	$62,727	$497	$178,238
Special Mention	4,331	—	378	17,100	—	21,809
Substandard	11,174	1,653	6,419	16,159	3	35,408
Doubtful/Loss	122	—	317	115	—	554
Total	$120,236	$6,091	$13,081	$96,101	$500	$236,009

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

Information on impaired loans for the quarter ended March 31, 2011 is as follows:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(dollars in thousands)
With no related allowance recorded:
Residential Real Estate	$3,434	$3,434	$—	$3,575	$40
Construction	—	—	—	—	—
Land and Land Acquisition	164	164	—	164	—
Commercial Real Estate and Commercial	898	898	—	898	16
Consumer	1	1	—	1	—
With an allowance recorded:
Residential Real Estate	$8,196	$9,447	$1,251	$8,500	$98
Construction	—	—	—	—	—
Land and Land Acquisition	4,380	6,758	2,378	4,379	19
Commercial Real Estate and Commercial	13,827	16,057	2,230	13,767	101
Consumer	—	—	—	—	—
Total
Residential Real Estate	$11,630	$12,881	$1,251	$12,075	$138
Construction	—	—	—	—	—
Land and Land Acquisition	4,544	6,922	2,378	4,543	19
Commercial Real Estate and Commercial	14,725	16,955	2,230	14,665	117
Consumer	1	1	—	1	—

At March 31, 2011 and December 31, 2010, nonaccrual loans were $21.9 million and $27.1 million, respectively.

An age analysis of past due loans as of March 31, 2011 is as follows:

	2 payments	3 payments	Non-Accrual	Total
	Past Due	Past Due	Loans	Past Due	Current	Total
	(dollars in thousands)
Residential Real Estate	$4,968	$2,796	$6,983	$14,747	$105,489	$120,236
Construction	—	—	—	—	6,091	6,091
Land and Land Acquisition	2,388	36	5,744	8,168	4,913	13,081
Commercial Real Estate and Commercial	574	565	9,236	10,375	85,726	96,101
Consumer	1	1	1	3	497	500
Total	$7,931	$3,398	$21,964	$33,293	$202,716	$236,009

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

Loans on which the recognition of interest has been discontinued amounted to approximately $21.9 million and $27.1 million at March 31, 2011 and December 31, 2010, respectively.  If interest income had been recognized on those loans at their stated rates during the period ending March 31, 2011 and 2010, interest income would have been increased in each period by approximately $1.6 million. The total allowance for loan losses on these impaired loans was approximately $5.7 million at March 31, 2011 and December 31, 2010.

Period-end impaired loans were as follows:

	March 31, 2011	December 31, 2010

Balance of impaired loans with no allocated allowance	$4,497	$4,641
Balance of impaired loans with an allocated allowance	26,403	34,143

Total recorded investment of impaired loans	$30,900	$38,784

Amount of the allowance allocated to impaired loans	$5,859	$5,693

The impaired loans included in the table above were comprised of collateral dependent 1-4 residential real estate, lot loans and commercial real estate loans. The average recorded investment in impaired loans was $31.2 million and $25.0 million at March 31, 2011 and December 31, 2010, respectively.

6.      Investments and Mortgage-Backed Securities

Investment securities consist of the following:

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$19,390,832	$301,805	$262,600	$19,430,037
FNMA Agencies	14,981,109	700	48,860	14,932,949
Farmer Mac	5,000,000	—	274,750	4,725,250
Municipal Bonds	2,294,585	37,190	—	2,331,775
	$41,666,526	$339,695	$586,210	$41,420,011

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$9,811,049	$326,524	$160,450	$9,977,123
FNMA Agencies	4,985,020	25,330	—	5,010,350
Farmer Mac	5,000,000	—	203,550	4,796,450
Municipal Bonds	2,295,741	31,259	—	2,327,000
	$22,091,810	$383,113	$364,000	$22,110,923

Mortgage-backed securities consisted of the following:

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
GNMA certificates	$865,631	$90,753	$—	$956,384
Private label collaterized mortgage obligations	21,944,356	20,472	407,145	21,557,683
FHLMC pass-through certificates	6,061,635	15,150	16,066	6,060,719
FNMA pass-through certificates	16,498,719	273,620	36,874	16,735,465
Other pass-through certificates	13,156,690	416,976	—	13,573,668
	$58,527,031	$816,971	$460,085	$58,883,917

Weighted average interest rate	4.72%

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

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

Gross unrealized losses and fair value by length of time that the individual available-for-sale investment and mortgage-backed securities have been in a continuous unrealized loss position is as follows:

	March 31, 2011		December 31, 2010
		Continuous		Continuous
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Less than 12 months
FHLB Agencies	$14,727,500	$262,600	—	—
Farmer Mac Callable	$4,725,250	$274,750	—	—
FNMA Agencies	$9,932,250	$48,859	—	—
FHLMC MBS	$5,000,307	$16,066	—	—
FNMA MBS	$2,961,444	$36,874	—	—

More than 12 months
Other pass-through	20,054,167	407,146	23,182,150	1,582,644

Total	$57,400,917	$1,046,295	$23,182,150	$1,582,644

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

We believe that the unrealized losses, included in the table above, are not other-than-temporary.  The unrealized losses are driven by market illiquidity causing price deterioration.  Because our intention is not to sell the MBS and it is not more likely than not that we will be required to sell the MBS before recovery of their amortized cost bases, which may be maturity, as such, management does not consider these MBS to be other-than-temporarily impaired at March 31, 2011.

There are five remaining non-agency MBS that have been rated less than investment grade by at least one rating agency.  The remaining portfolio is U.S. Government securities.  We continue to aggressively monitor the performance of these securities and the underlying collateral.

Proceeds from the sale of mortgage-backed securities were as follows for the three months ending March 31, 2011:

	March 31, 2011
			Gross Realized
	Carrying		Gain (Loss)
	Value	Proceeds	on sales

MBS - available-for-sale	$7,715,995	$7,898,843	$182,848
	$7,715,995	$7,898,843	$182,848

7.     New Accounting Pronouncements

All pending but not yet effective Accounting Standards Updates (“ASU”) were evaluated and only that listed below could have a material impact on our financial condition or results of operations.

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has not determined the impact, if any, upon the adoption of the standard.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

In April, 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The guidance is effective for the Company’s reporting period ended March 31, 2012.  The guidance will be applied prospectively to transactions or modifications of existing transaction that occur on or after January 1, 2012.

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

We operate a general commercial banking business, attracting deposit customers from the general public and using such funds, together with other borrowed funds, to make loans, with an emphasis currently on residential mortgage lending.  Our results of operations are primarily determined by the difference between the interest income and fees earned on loans, investments and other interest-earning assets and the interest expense paid on deposits and other interest-bearing liabilities. The difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities is known as net interest-rate spread.  Our principal expense generally is the interest we pay on deposits and other borrowings.  The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is referred to as net interest income.  Net interest income is significantly affected by general economic conditions and by policies of state and federal regulatory authorities and the monetary policies of the Federal Reserve Board. Our net income is also affected by the level of our non-interest income, including loan-related fees, deposit-based fees, rental income, operations of our service corporation subsidiary, gain on sale of real estate acquired in settlement of loans, gain on the sale of investment securities and gain on sale of loans, as well as our non-interest and tax expenses.

During this continuing period of economic slowdown, the effects of which, including declining real estate values resulting in asset impairment and tightening liquidity, has particularly impacted the banking industry in general, management continues to stress credit quality within both our loan and investment portfolios.  The Bank originates residential loans for its portfolio and for sale in the secondary market.  We had previously focused on diversifying our loan portfolio by broadening our lending emphasis to include commercial real estate and commercial and industrial loans.  Recently, however, as demand for these and other areas of lending have slowed, we again are focusing on increasing our mortgage activity in order to reduce balance sheet risk as well as to realize gains on the sale of loans in the secondary market.  As a result, our portfolios of commercial business, commercial real estate, and residential land development loans to commercial borrowers have decreased.  We also use available funds to retain certain higher-yielding fixed rate residential mortgage loans in our portfolio in order to improve interest income. Although we intend to again focus on diversifying or loan portfolio when demand for these other areas of loans picks up, we believe that our continued efforts to expand our residential mortgage lending department are important to ensure future profitability based on the current slow demand for commercial lending.  Management believes that interest rates and general economic conditions nationally and in our market area are most likely to have a significant impact on our results of operations. We carefully evaluate all loan applications in an attempt to minimize our credit risk exposure by obtaining a thorough application with enhanced approval procedures; however, there is no assurance that this process can reduce lending risks.

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses.  Information concerning this policy is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).  There were no significant changes in this accounting policy during the three months ending March 31, 2011.

Consolidated Results of Operations

Net income for the three months ended March 31, 2011 was $236,000 or $0.03 per basic and diluted share, compared to net income of $254,000 or $0.03 per basic share and diluted share for the corresponding 2010 period.  Net income for the three month period ended March 31, 2011, represents a decrease of $18,100, or 7%, over the same period last year.

The change in net income for the three month period ending March 31, 2011, is primarily the result a tax expense of $51,000 compared to a tax benefit of $194,00 for the same period last year and the increase in non-interest expenses of $259,810, or 7.6%, offset by an increase in non-interest income of $481,291, or 103.3%.   Interest expense also decreased $925,000, or 36%, primarily due to the reduction in our cost of funds, primarily as a result of a decrease in the average yield on interest-bearing liabilities, offset by a decrease in interest income.  The increase in non-interest income is primarily the result our gain on sale of loans and gain on the sale of available for sale MBS.

The tax expense for the period ending March 31, 2011 includes an exclusion of income for the bank owned life insurance and tax benefit attributable to our investment portfolio which consists of callable investments backed by U.S. Agencies (“U.S. Agencies”).  The tax benefit for the period ending March 31, 2010 was primarily attributable to the reversal of a portion of a reserve established for an uncertain tax position resulting from a settlement of an IRS examination and, to a lesser extent, the exclusion of income for the bank owned life insurance and a tax benefit attributable to our investment portfolio which consists of U.S. Agencies.  See our 2010 Form 10-K for further details regarding the settlement.

The increase in non-interest expense is primarily the result of increased salaries and benefits. Non-interest expenses increased $260,000 for the three month period ending March 31, 2011, primarily as a result in the expansion of our mortgage lending department. The expansion included hiring experience loan officers during the fourth quarter of 2010 who primarily originate loans sold in the secondary market.

Interest Income/Expense

Total interest income decreased $920,000, or 16.5%, for the three month period ending March 31, 2011, compared to the same period last year, due primarily to a decrease in the average volume and average yield on interest-earning assets.

The average three month balance of interest-earning assets decreased to $365.3 million for the three months ending March 31, 2011 from $401.9 million for the three month ending March 31, 2010, due primarily to a decrease in MBS and loans held for investment, offsetting the increase in investment securities.  The decrease on MBS is primarily the result of selling approximately $14.6 million of MBS and principal pay-downs since March 2010.  The average yield on our interest-earning assets decreased to 5.08% during the three months ended March

31, 2011 from 5.56% during the same period in 2010.  The decrease is primarily the result of lower interest rates on our MBS and investment securities compared to the same period last year due to a lower interest rate environment.  In addition, we had more restructured loans in the 2011 period compared to the same period last year, which also negatively impacted the yield on our interest-earning assets.

Total interest expense decreased $925,000 or 36.1% for the three month period ended March 31, 2011, compared to the same period in the prior year.  The decrease was attributable to both a decrease in both the average balance, resulting from our repayment of $30 million of reverse repurchase agreements in June 2010, and the average interest rate on our interest-bearing liabilities.  For the three month period ended March 31, 2011, our average interest-bearing liabilities were $338.9 million with an average rate of 1.96%, compared to $371.7 million with an average rate of 2.79% for the corresponding period last year.

Net interest income increased $5,000, or .2%, for the three month period ended March 31, 2011, compared to the same period in the prior year.  Due to a lower average cost of our interest-bearing liabilities, our net interest rate spread increased to 3.12% for the three month period ended March 31, 2011 from 2.77% for the same period in the prior year.  The ratio of our interest-earning assets to interest-bearing liabilities decreased to 107.79% from 108.13%.

We continue to experience pressure on the compression of our interest rate margins due to slowing demand for loans and lower yields on loan originations and investment security offerings, however, the effects of this have been minimized by our ability to decrease interest rate expense through lower deposit costs. This lower interest rate environment for loans and investment securities compresses the interest rate spread by reducing interest income.  Interest rate margins may be further enhanced when and if economic conditions begin to become more favorable to lending and funds currently held in investment securities can be redirected back into the loan portfolio.

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

The allowance for loans losses is very subjective in nature, relying significantly on historical loss experience, collateral valuations available to management on specific loans, and economic conditions.    The challenges caused by the recent recession and continuing high unemployment levels and uncertain real estate valuations, have resulted in the Bank shortening its loss history look back period used for the allowance for loan losses from

36 months to 12 months.  We continue to be mindful of the continued problems within the economy and its impact on our loan portfolio as well as the inherent risk within the portfolio, and management will make adjustments to the allowance and loan loss provision as necessary. The shortened loss history component of our calculation of the allowance for loan losses was due, in part, to recent recommendations from our regulators.  Based on our review, no provision was necessary for the period ending March 31, 2011.

During the three months ended March 31, 2011, the allowance decreased in net by $458,000 or 4.5%, to $9.8 million at March 31, 2011 from $10.2 million at December 31, 2010, as a result of net charge-offs of approximately $458,000 during the three months ending March 31, 2011. At March 31, 2011, the allowance was 4.15% of total loans held-for-investment, compared to 4.37% of total loans held-for-investment at December 31, 2010.

Our determination of the adequacy of the allowance requires significant judgment, and estimates of probable losses inherent in the loans held-for-investment portfolio can vary significantly from the amounts actually observed. See Critical Accounting Policies in the 2010 Form 10-K. While we use available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolios, changes in the financial condition of borrowers, such as may result from changes in economic conditions, or other considerations determined by management to be appropriate.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio and the allowance.  Such review may result in additional provisions based upon their judgments of information available at the time of each examination. As previously reported, an examination was completed by the Office of Thrift Supervision, our primary regulator, in November 2010.  At the conclusion of the examination, the examiners recommended a change in our methodology of our calculation of the allowance for loan losses which has been applied and resulted in no provision for the period ending March 31, 2011.

We experienced a decrease in charge-offs in our loan portfolio during the three months ending March 31, 2011 compared to the same period last year.  During the three months ending March 31, 2011 we recorded loan charge-offs of $466,000 and recoveries of previous charged-off loans of approximately $8,000 compared to charge-offs of $1.0 million during the quarter ended March 31, 2010.

Assets subject to our Loan Committee review include loans which meet our criteria for classification as sub-standard due to collateral deficiencies that may reflect inherent losses.  Based on the review of the individual loans involved, management estimates inherent losses. We continue to assess the allowance as new and relevant data is obtained.

We believe that the allowance reflects our best estimate of the probable inherent losses existing in our $235.6 million loans-held for investment portfolio as of March 31, 2011.  The $4.9 million loan held-for-sale portfolio has been committed to be purchased by investors at March 31, 2011 and will be settled subsequent to that date.

We have developed a comprehensive review process to monitor the adequacy of the allowance.  The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies and relies on relevant observable data.  The observable data considered in the determination of the allowance is modified as more relevant data becomes available.  The results of this review process support management’s view that the allowance reflects probable losses within the loan portfolio as of March 31, 2011.

Changes in the estimation valuations may take place based on the status of the economy and the estimate of the value of the property securing loans, and as a result, the allowance may increase or decrease.  Future adjustments could substantially affect the amount of the allowance.

The following occurred during the three months ending March 31, 2011, which impacted the allowance analysis:

•                  We experienced defaults in 1-4 family residential loans of approximately $423,000.

•                  We experienced defaults in lot loans of approximately $36,000.

•                  We experienced no defaults in commercial loans.

All of the above-referenced loan defaults were charged off to the allowance during the three months ended March 31, 2011.  The amounts indicated reflect charge-offs, net of recoveries.

We believe our evaluation as to the adequacy of the allowance as of March 31, 2011 is appropriate, and caution the reader that the provisioning for the three month period is not necessarily indicative of future provisioning.  Subjective judgment is significant in the determination of the provision and allowance, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans. The establishment of allowance factors is a continuing exercise, based on management’s assessment of the factors and their impact on the portfolio, and that allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and/or charge-off is normal and to be expected.  See above for discussion of some of the factors that have had a significant impact in the evaluation of the adequacy of our allowance.

We review on a monthly basis the adequacy of the allowance, and make provisions accordingly to meet the deemed losses within the portfolio.  Based on this review, no provision was deemed necessary for the period ending March 31, 2011.  For a better understanding and a more complete description of the allowance and the evaluation process, refer to the 2010 Form 10-K.

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

	2011	2010
	1st Qtr	1st Qtr
Provision for loan losses	$0	$0

Loan charge-offs	$466,104	$1,024,081
Loan recoveries	7,755	3,929
Net Charge-offs	$458,349	$1,020,152

Allowance for loan losses at period end	$9,761,442	$7,161,535
Total loans held for investment at at period end	$235,551,909	$248,337,943
Allowance to total loans held for investment at period end	4.14%	2.88%

The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Management’s analysis of our impaired loans represents a level of reserves of approximately $5.8 million for the period ending March 31, 2011 compared to approximately $5.7 million at December 31, 2010.

At March 31, 2011, total impaired loans were $34.6 million, or 14.68% of total loans held for investment, compared to $38.8 million, or 16.57% of total loans held-for-investment, at December 31, 2010. Non-performing loans consisted of $22.0 million that were non-accrual loans at March 31, 2011 and approximately $12.6 million of troubled debt restructured loans. Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

	At March 31,	At December 31,
	2011	2010
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single family	$7,414	$9,164
Land	5,744	5,947
Construction	—	1,648

Non-mortgage loans:
Consumer	1	3
Commercial	6,762	10,298
Non-residential	2,043	—
Total non-accrual loans	21,964	27,060

Foreclosed real estate	5,926	6,056

Total non-performing assets	$27,890	$33,116

Total non-performing loans to total loans held-for-investment	9.32%	11.54%

Allowance for loan losses to total non-performing loans	44.44%	37.77%

Total non-performing loans to total assets	5.37%	6.83%

Total non-performing assets to total assets	6.81%	8.36%

Our policy is to charge off all or that portion of our investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $34.6 million at March 31, 2011 and $38.8 million at December 31, 2010.

A troubled debt restructuring (“TDR”) means that, due to a borrower’s current financial difficulties, we have granted a concession to the borrower that we would not otherwise have considered.  We do this when we believe the borrower may default on the loan without such concession and we believe the concession will increase the borrower’s ability to remain current on the loan, in order to maximize recovery of our investment. The majority of our TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), lowering of the interest rate and/or extending the maturity date of the loan.  All TDRs are reported as “impaired” but not reported as non-performing loans unless the restructured loans are more than 90 days delinquent or on non-accrual status.  As of March 31, 2011, we had $14.8 million in TDRs, of which $1.0 million were on non-accrual status, compared to $13.8 million in TDRs, of which $1.0 million were on non-accrual status, as of December 31, 2010.

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

Non-Interest Income

Total non-interest income increased $481,000, or 103.3%, for the three month period ended March 31, 2011, compared to the same period in the prior year.  The increase for the three month period is primarily the result gain on the sale of loans sold in the secondary market and gain on the sale of investments.

Gain on the sale of $7.9 million in MBS available for sale for the three month period ending March 31, 2011, included approximately $183,000 pretax, $111,000 net of tax, compared to no gains for the same period last year.  We believed there was a good opportunity to receive a premium on the MBS during the quarter and therefore decided to sell the MBS that generated this gain.  We did not sell any MBS during the quarter ended March 31, 2010.

Gain on the sale of loans increased $241,000 for the three months ending March 31, 2011, compared to the same period last year.  The increase is primarily due to an increase in number of originations and the premiums associated with loans sold in the secondary market.  Our ability to realize gains in future periods will depend largely on interest rates and the demand for mortgage loans.

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

The gain on the sale of real estate acquired in settlement of loans for the three month period ending March 31, 2011 is the result of the sale of two properties for a net gain of $13,000 compared to a net loss of $36,000 on the sale of four properties during the same period last year.  In the current economic environment, property values have a material result in our selling these properties.  Management may determine it in our best interests to sell the properties at a lower price than the value we had assigned to them as real estate owned in settlement of loans in order to avoid the ongoing expense associated with maintaining these properties in our portfolio, including maintenance, costs and property taxes, and with selling the properties at a later date.

Non-Interest Expenses

Non-interest expenses increased $260,000, or 7.6% for the three month period ending March 31, 2011, as compared to the corresponding prior year period.

The increase in non-interest expenses for the three month period was primarily due to increases of $399,000 in salaries and benefits and $114,000 in other expenses, partially offset by decreases of $132,000 in professional services. $82,000 in FDIC insurance and $28,000 in provision for losses on real estate acquired in settlement of loans compared to the same period last year.

The increase in salaries and benefits is primarily associated with the growth of the mortgage lending department as well as annual increases and increased employee benefits expenses as compared with the same  period last year.  Benefit costs increased due to higher medical and life insurance premiums.

We recognized an expense of $32,000 for the three month period ending March 31, 2011 for the provision for losses on real estate acquired in settlement of loans.  We obtained updated appraisals and/or evaluations on the properties that have been classified as real estate owned, which resulted in additional write downs of certain properties as a result of continuing declines in real estate prices.

The increase in other expenses is primarily the result of costs associated with foreclosure of loans as a result of higher taxes we had to pay in connection with foreclosures during the 2011 period.

The decrease in deposit insurance premiums is primarily the result of an overall decrease in FDIC assessment rates based on our reduced brokered deposits and our borrowings as compared to the same period last year.

Professional services decreased $132,000 for the three month period ended March 31, 2011, as a result of a reduction in fees paid in the prior year due to the IRS litigation that was pending last year and settled in May 2010.

Income Taxes

A tax expense of $51,000 was recorded for the three months ended March 31, 2011, compared to a tax benefit of $194,000 for the same period last year.  The tax expense for the period ending March 31, 2011 includes an exclusion of income for the bank owned life insurance and tax benefit attributable to our investment portfolio which consists of U.S. Agencies.  The tax benefit for the period ending March 31, 2010 was primarily attributable to the reversal of a portion of a reserve established for an uncertain tax position resulting from a settlement of an IRS examination and, to a lesser extent, the exclusion from taxable income for the bank owned life insurance and a tax benefit attributable to our investment portfolio which consists of U.S. Agencies.  The effective tax rates were 17.7% and (325.4%) for the respective three month periods ended March 31, 2011 and 2010.

Liquidity and Capital Resources

Total assets were $409.4 million and $395.9 million at March 31, 2011 and December 31, 2010, respectively. The increase in assets at March 31, 2011, compared to December 31, 2010, was primarily attributable to increases in the available for sale investment securities and federal funds sold, offset by decrease in loans held for sale.  Loans classified as held for sale fluctuate based on the outstanding balance of money due us from the investors that the loans were sold to.  At December 31, 2010, we had $24.2 million to be funded compared to $4.8 million at March 31, 2011.  The excess funds received from these sales were used to purchase investment securities available for sale and federal funds sold.

Deposits were $279.1 million at March 31, 2011, compared to $266.6 million at December 31, 2010.  The increase in deposits at March 31, 2011, compared to December 31, 2010, was primarily due to an increase in our savings accounts.  During this period, our rates on money fund accounts were slightly higher than the Bank’s competitors, resulting in an increase in deposits.  Management anticipates continuing to utilize excess funding liquidity to offset a runoff of higher cost certificates of deposit (“CDs”) which were previously originated to fund loan production.

Borrowings at March 31, 2011 and December 31, 2010 are as follows:

	Balance as of
	March 31,	Weighted	December 31,	Weighted
	2011	Avg Rate	2010	Avg Rate
FHLB-advances -fixed	$76,000,000	2.64%	$76,000,000	2.64%
Reverse Repurchase Agreement	—		—
	$76,000,000		$76,000,000

Total borrowings are $76.0 million as of March 31, 2011.  We maintain funding activities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion.  To the extent we do not or cannot use FHLB borrowings, we would expect to rely on alternative funding sources, including our deposit base and correspondent bank lines of credit.  Our remaining credit availability for additional FHLB advances at March 31, 2011 is $42.1 million. We currently have unused lines of credit with our correspondent banks in the amount of $16.0 million.

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

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital.  The Bank’s regulatory capital and regulatory assets below also reflect decreases of $54,000 and $90,000, respectively, which represents unrealized gains (after-tax for capital deductions and pre-tax for asset deductions, respectively) on MBS and investment securities classified as available for sale.  In addition, the Bank’s risk-based capital reflects an increase of $3.0 million in the general loan loss reserve.  The loan loss reserve factor represents 1.25% of the Bank’s risk-weighted assets.  The following table shows regulatory thrift capital ratios required, the Bank’s actual ratios, and the amount by which the Bank’s ratios exceed required capital ratios, as of March 31, 2011.

Capital Category	Regulatory Ratios Required	Bank’s Amount and Ratio	Bank’s Excess of Requirements	Calculations	Based Upon
Leverage	$15,996,550	$41,567,459	$25,570,909	$41,567,459	Regulatory Capital
	4.00%	10.39%	6.39%	$399,913,738	Regulatory Assets

Tangible	$5,998,706	$41,567,459	$35,568,753	$41,567,459	Regulatory Capital
	1.50%	10.39%	8.89%	$399,913,738	Regulatory Assets

Risk-Based	$19,043,064	$44,554,379	$25,511,315	$44,554,379	Regulatory Capital
	8.00%	18.72%	10.72%	$238,038,305	Risk-Weighted Assets

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

The Qualified Thrift Lender Test currently requires that “qualified thrift investments” be at least 65% of portfolio assets as defined by the Office of Thrift Supervision (“OTS”).  At March 31, 2011, our ratio was approximately 85% of defined portfolio assets.

Off-Balance Sheet Transactions

We are a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated Statement of Financial Condition.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Commitments to originate new loans	$1,488,439
Unfunded commitments to extend credit under existing construction, equity line and commercial lines of credit	16,916,635
Standby letters of credit	692,524
Commitments to sell loans held-for-sale	4,853,800

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

Information Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. The statements presented herein with respect to, among other things, the impact of recent accounting pronouncements, our expectations regarding diversifying our loan portfolio when our nonresidential loan demand picks up, the impact of future potential economic conditions, future interest rates and their impact on us, the allowance for loan losses, the collectability of non-accrual loans, the Bank’s continuing to meet its capital requirements and future sources of liquidity are forward-looking.

Forward-looking statements are based on our current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions and assumptions and results may ultimately vary from the statements made in this report.  Our future results and prospects may be dependent upon a number of factors that could cause our performance to differ from the performance anticipated or projected in these forward-looking statements or to compare unfavorably to prior periods.  Among these factors are: (a) changes we make as a result of our ongoing review of our business and operations; (b) implementation of changes in lending practices and lending operations; (c) changes made as a result of the Board of Directors’ ongoing review of our capital management plan; (d) changes in accounting principles; (e) government legislation and regulation, including regulations adopted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; (f) changes in interests rates; (g) further deterioration of economic conditions or a slowing recovery; (h) credit or other risks of lending activity, such as changes in real estate values and changes in the quality or composition of our loan portfolio; (i) the impact of any legal or regulatory proceedings; and (j) other expectations, assessments and risks that are specifically mentioned in this report and in such other reports filed with the Securities and Exchange Commission. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected.  Unless required by law, we do not undertake, and specifically disclaim any obligation, to publicly update or revise any forward- looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2011.

During the period covered by this report, there were no changes (including corrective actions with regard to significant or material weaknesses) in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.  Legal Proceedings

From time to time we may be involved in ordinary routine litigation incidental to our business.  At March 31, 2011, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.       Risk Factors

There have been no material changes in the risk factors from those disclosed in Item 1A “Risk Factors” in our 2010 Form 10-K.

Item 6.  Exhibits

10.9        Letter to Phillip C. Bowman outlining offer of at-will employment dated April 27, 2011.

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

Date: May 12, 2011