Form 10-Q
period 2011-06-30
WSB Holdings Inc
filed 2011-08-12
CIK 1415022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended: June 30, 2011

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

There were 7,995,232 shares of Common Stock ($0.0001 Par Value) outstanding as of August 3, 2011.

WSB HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.  Financial Statments

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	June 30,	December 31,
	2011	2010

ASSETS
Cash	$888,084	$21,438,474
Federal funds sold and interest bearing deposits at FHLB - Atlanta	4,466,134	2,095,561
Total cash and cash equivalents	5,354,218	23,534,035

Loans receivable:
Held for sale	4,717,057	24,169,595
Held for investment (net of allowance for loan losses of $8,126,326 and $10,219,791 respectively)	218,510,747	223,844,534

Investment securities - available for sale at fair value	60,191,798	22,110,923
Mortgage-backed securities - available for sale at fair value	60,725,106	58,551,837
Investment in Federal Home Loan Bank stock, at cost	4,990,600	5,501,800
Accrued interest receivable on loans	1,114,187	1,169,898
Accrued interest receivable on investments	708,101	465,831
Real estate acquired in settlement of loans	4,881,445	6,055,945
Bank owned life insurance	12,138,905	11,911,801
Premises and equipment - net	4,639,351	4,802,675
Income taxes receivable	112,823	629,167
Deferred income taxes	9,405,284	9,829,655
Other assets	2,734,322	3,352,288

TOTAL ASSETS	$390,223,944	$395,929,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$5,818,899	$6,512,064
Interest bearing	249,828,777	260,069,078
Total deposits	255,647,676	266,581,142

Federal Home Loan Bank borrowings	79,000,000	76,000,000
Advances from borrowers for taxes and insurance	888,195	479,480
Accounts payable, accrued expenses and other liabilities	1,750,838	1,250,469

TOTAL LIABILITIES	337,286,709	344,311,091

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value, 7,995,232 and 7,924,732 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	799	792
Additional paid-in capital	11,095,646	10,872,561
Retained earnings - substantially restricted	41,537,945	40,981,757
Accumulated other comprehensive income (loss)	302,845	(236,217)

TOTAL STOCKHOLDERS’ EQUITY	52,937,235	51,618,893

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$390,223,944	$395,929,984

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$3,461,710	$3,930,511	7,177,105	$7,784,539
Interest on mortgage-backed securities	702,752	1,186,758	1,356,836	2,532,894
Interest and dividends on investments	451,491	444,263	744,194	826,314

Total interest income	4,615,953	5,561,532	9,278,135	11,143,747

INTEREST EXPENSE:
Interest on deposits	1,007,024	1,279,075	2,122,226	2,594,627
Interest on other borrowings	525,152	1,020,577	1,044,582	2,264,658

Total interest expense	1,532,176	2,299,652	3,166,808	4,859,285

NET INTEREST INCOME	3,083,777	3,261,880	6,111,327	6,284,462
Provision for loan losses	100,000	2,400,000	100,000	2,400,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,983,777	861,880	6,011,327	3,884,462

NON-INTEREST INCOME:
Loan related fees	100,406	90,301	212,526	177,907
Gain on sale of loans	316,432	258,645	680,574	381,790
Gain on sale of investment securities - available for sale	231,427	769,170	414,275	769,170
Gain (Loss) on sale of real estate acquired in settlement of loans	28,359	(6,802)	41,502	(43,202)
Service charges on deposits	27,673	34,446	52,669	69,442
Rental income	93,179	104,617	187,424	206,056
Other income	165,322	162,847	321,133	318,076

Total non-interest income	962,798	1,413,224	1,910,103	1,879,239

NON-INTEREST EXPENSE:
Salaries and benefits	1,732,913	1,694,985	3,693,138	3,255,980
Occupancy expense	163,320	171,577	336,118	348,617
Depreciation	111,840	126,766	226,764	264,492
Advertising	81,651	74,373	168,164	157,265
Service bureau charges	120,517	139,118	254,641	272,176
Service charges from banks	8,247	9,015	17,257	17,663
Stationary, printing and supplies	42,345	49,521	87,190	82,882
Professional services	240,971	162,622	340,028	393,674
FDIC Insurance	219,861	312,561	439,783	614,489
Pre-payment penalty expense	—	1,967,187	—	1,967,187
Provision for losses on real estate acquired in settlement of loans	50,920	439,173	82,799	499,414
Other taxes	79,163	71,003	159,960	152,232
Other	637,636	833,350	1,372,300	1,454,128

Total non-interest expense	3,489,384	6,051,251	7,178,142	9,480,199

EARNINGS (LOSS) BEFORE INCOME TAXES	457,191	(3,776,147)	743,288	(3,716,498)

INCOME TAX EXPENSE (BENEFIT)	136,600	(1,354,358)	187,100	(1,548,453)

NET EARNINGS (LOSS)	$320,591	$(2,421,789)	556,188	$(2,168,045)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.04	$(0.31)	0.07	$(0.28)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.04	$(0.31)	0.07	$(0.28)

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.00	$0.00	0.00	$0.00

AVERAGE COMMON SHARES OUTSTANDING	7,993,683	7,876,610	7,980,207	7,866,171

AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,994,742	7,876,610	7,981,065	7,866,171

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCE, JANUARY 1, 2010	$785	$10,717,631	$44,854,806	$(2,716,504)	$52,856,718

Exercise of Stock Options	5	91,120	—	—	91,125

Tax effect of stock options exercised	—	—	—	—	—

Comprehensive Loss:

Net Loss	—	—	(2,168,045)	—	(2,168,045)

Other comprehensive income
Reclassification adjustment for gains, net of taxes of $303,361	—	—	—	(465,809)	(465,809)

Net changes in unrealized appreciation on available for sale securities	—	—	—	1,852,071	1,852,071

Total comprehensive Loss					(781,783)

BALANCE, JUNE 30, 2010	$790	$10,808,751	$42,686,761	$(1,330,242)	$52,166,060

BALANCE, JANUARY 1, 2011	$792	$10,872,561	$40,981,757	$(236,217)	$51,618,893

Exercise of Stock Options	7	220,635	—	—	220,642

Tax effect of stock options exercised	—	2,450	—	—	2,450

Comprehensive Income:

Net Income	—	—	556,188	—	556,188

Other comprehensive income
Reclassification adjustment for gains, net of taxes of $163,390	—	—	—	(250,886)	(250,886)

Net changes in unrealized appreciation on available for sale securities	—	—	—	789,948	789,948

Total comprehensive income					1,095,250

BALANCE, JUNE 30, 2011	$799	$11,095,646	$41,537,945	$302,845	$52,937,235

See notes to consolidated financial statements

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2011	2010
OPERATING ACTIVITIES:

Net earnings (loss)	$556,188	$(2,168,045)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	100,000	2,400,000
Depreciation	226,764	264,492
Accretion of discounts on investment securities	315,963	17,477
Gain on sale of mortgage-backed securities-available for sale	(401,052)	(769,170)
Gain on sale of investment securities	(13,223)	—
(Gain) Loss on sale of real estate acquired in settlement of loans	(41,502)	43,202
Gain on sale of loans	(680,574)	(381,790)
Loans originated for sale	(54,548,609)	(34,330,730)
Proceeds from sale of loans originated for sale	74,681,721	35,793,302
Increase in cash surrender value of bank owned life insurance	(227,104)	(237,396)
Change in deferred income taxes	73,306	(1,450,315)
Increase in accrued interest receivable	(186,559)	(82,637)
Decrease in other assets	617,968	326,005
Increase (decrease) in net deferred loan fees	71,387	(57,277)
Change in income taxes payable/receivable	516,344	—
Decrease in accrued interest payable	(11,361)	(12,047)
Increase in accounts payable, accrued expenses and other liabilities	500,369	10,310,835

Net cash provided by operating activities	21,550,026	9,665,906

INVESTING ACTIVITIES:

Net increase in loans	4,142,789	631,187
Purchase of mortgage-backed securities - available for sale	(30,971,549)	75,186
Repayment of mortgage-backed securities - available for sale	18,624,133	25,499,354
Sale of mortgage backed securities -availabe for sale	10,972,982	—
Redemption of Federal Home Loan Bank Stock	511,200	(247,500)
Purchase of investment securities - available for sale	(43,539,673)	(62,748)
Purchase of investment securities - held to maturity	—	(22,735,000)
Repayment of investment securities - available for sale	5,635,181	2,375,709
Purchase of premises and equipment	(63,441)	(39,530)
Sale of investment securities - available for sale	13,223	14,985,745
Development of real estate acquired in settlement of loans	(33,222)	(48,777)
Proceeds from sale of real estate acquired in settlement of loans	2,268,834	2,303,963

Net cash (used in) provided by investing activities	(32,439,543)	22,737,589

FINANCING ACTIVITIES:

Net increase in demand deposits, NOW accounts and savings accounts	16,206,952	11,571,432
Proceeds from issuance of certificates of deposit	3,057,944	16,675,685
Payments for maturing certificates of deposit	(30,187,000)	(20,512,915)
Net increase in advance payments by borrowers for taxes and insurance	408,715	410,106
Increase in advance from the Federal Home Loan Bank	3,000,000	—
Decrease in advance from Federal Home Loan Bank	—	(8,000,000)
Decrease in other borrowings	—	(30,000,000)
Excess tax benefit from stock-based compensation	2,450	—
Proceeds from exercise of stock options	220,642	91,125

Net cash used in by financing activities	(7,290,297)	(29,764,567)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,179,814)	2,638,928

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,534,036	9,068,864

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,354,222	$11,707,792

CASH PAID DURING THE PERIOD FOR:

Income taxes	$—	$—

Interest	$3,182,117	$5,053,790

Non-cash transactions:
Transfer from loans to real estate acquired in settlement of loans	$1,019,610	$3,447,661

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

1.                   Financial Statements

The Consolidated Financial Statements for the three and six months ended June 30, 2011 and 2010 have been prepared by WSB Holdings, Inc. (“WSB” or the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented, have been made.  All significant intercompany transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.   Management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”), a copy of which is available at www.twsb.com and www.sec.gov.  The results of operations for the period ended June 30, 2011, are not necessarily indicative of the operating results for the full year, or any other period.

Certain prior year’s amounts have been reclassified to conform with the current year’s presentation.

2.                   Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted Earnings Per Common Share (“EPS”) computation for all periods presented in the Consolidated Statements of Operations.

	Three Months Ended June 30,
	2011			2010
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net income (loss) available to Common Stockholders	$320,591	7,993,683	$0.04	$(2,421,789)	7,876,610	$(0.31)

Effect of Dilutive Options Incremental Shares		1,059			0

Diluted EPS
Net income (loss) available to Common Stockholders	$320,591	7,994,742	$0.04	$(2,421,789)	7,876,610	$(0.31)

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

	Six Months Ended June 30,
	2011			2010
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net income (loss) available to Common Stockholders	$556,188	7,980,207	$0.07	$(2,168,045)	7,866,171	$(0.28)

Effect of Dilutive Options Incremental Shares		858			0

Diluted EPS
Net income (loss) available to Common Stockholders	$556,188	7,981,065	$0.07	$(2,168,045)	7,866,171	$(0.28)

Options to purchase 260,375 shares of common stock were not included in the computation of diluted EPS for the three and six months ended June 30, 2011 because their effect would have been antidilutive.

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

There were no awards granted during 2011 or 2010.  There was no pre-tax stock-based compensation during the three and six months ending June 30, 2011 and 2010.

All outstanding options are vested and there is currently no unrealized compensation cost related to non-vested share based compensation arrangements.

Equity Incentive Plans — On April 27, 2011, the stockholders of WSB Holdings, Inc. approved the adoption of the WSB Holdings, Inc. 2011 Equity Incentive Plan, which reserve shares of common stock for issuance to certain key employees and non-employee directors.  The maximum number of shares of our common stock that be issued with respect to awards granted under the plan is 500,000 plus (i) any shares of common stock that are available under the Washington Savings Bank 2001 Stock Option and Incentive Plan (the “2001 Plan”) as of its termination date

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

(which was April 27, 2001) and (ii) shares of common stock subject to options granted under the 2001 Plan that expire or terminate without having been fully exercised.  In no event, however, may the number of shares issuable pursuant to incentive stock options exceed 500,000.  The period during which an option granted under the Plan will be exercisable, as determined by the Administrator, will be set forth in the agreement evidencing the option award.  However, an incentive stock option may not be exercisable for more than ten years from its date of grant.

The following table summarizes stock option activity for the six month period ended June 30, 2011:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2010	341,375	$3.56
Exercised	(70,500)	3.16
Granted	—	—
Forfeited	(10,500)	—

Outstanding at June 30, 2011	260,375	$3.71	0.07	$0
Exercisable at June 30, 2011	260,375	$3.71	0.07	$0

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

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

Loans

We do not record loans held-for-investment at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s Accounting Standards Codification Receivables Topic.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2011, all of the totally impaired loans were evaluated based upon the fair value of the collateral and/or discounted cash flows. In accordance with guidance regarding fair value measurements, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the loan as nonrecurring Level 3.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010:

	At June 30, 2011 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Loans held-for-sale	$4,717		$4,717		$
Available-for-sale, FHLB Agencies callable	57,873	—	57,873	—	—
Available-for-Sale, Municipal Bonds	2,319	—	2,319	—	—
Available-for-Sale Residential MBS	60,725	—	40,394	20,331	—
	$125,634	$—	$105,303	$20,331	$—

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

Loans held-for-sale, which are carried at the lower of cost or market, did not have any impairment charge at June 30, 2011.

Assets included in Level 3 include our private-labeled mortgage-backed securities (“MBS”) due to lack of observable market data due to decreases in market activity for these securities.  Our policy is to recognize transfers in and out as of the actual date of the event or change in circumstances that caused the transfer.  No assets were transferred to Level 3 during the three and six month periods ending June 30, 2011.  The change in the assets included in Level 3 was due to principal repayments and the change in unrealized gains/losses for the three month period ending June 30, 2011.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and June 30, 2010.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Private Labeled Mortgage-Backed Securities-Available for Sale Six months ended June 30,
	2011	2010

Beginning Balance	$23,365	$40,194
Accretion/Amortization of Discount/Premiums	5	30
Payments received	(4,025)	(5,798)
Difference in Unrealized gain (loss)	986	2,072
Other than temporary impairment

Ending Balance	$20,331	$36,498

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non- recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010 is included in the tables below:

	At June 30, 2011 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Residential Real estate	$13,121	$—	$13,121	$—
Construction	—	—	—	—
Land and land Acquisition	3,988	—	3,988	—
Commercial Real Estate and Commercial	14,334	—	14,334	—
Consumer	2	—	2	—
Total Impaired Loans	31,445	—	31,445	—

Real estate acquired in settlement of loans:
Residential Real estate	$400	$—	$400	$—
Construction	1,049	—	1,049	—
Land and land Acquisition	1,988	—	1,988	—
Commercial Real Estate and Commercial	1,444	—	1,444	—
Total Real estate acquired in settlement of loans:	4,881	—	4,881	—

Total	$36,326	$—	$36,326	$—

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $35.5 million, with a related valuation allowance of $4.1 million, at June 30, 2011 compared to principal balance of $38.8 million, with a related valuation allowance of $5.7 million, at December 31, 2010.

Real estate acquired in settlement of loans is carried at the lower of our recorded investment or fair value at the date of acquisition.  Write-downs to fair value at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs are included in non-interest expense.  Costs relating to the development and improvement of a property are capitalized, whereas those relating to holding the property are charged to expense when incurred.  The real estate is carried at the lower of acquisition or fair value net of estimated costs to sell subsequent to acquisition.  Operating expenses of real estate owned are reflected in other non-interest expenses.  The value of OREO properties held due to foreclosures at June 30, 2011 was $4.9 million compared to $6.1 million at December 31, 2010.

Impaired loans and real estate acquired in settlement of loans are classified as Level 2 within the valuation hierarchy.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

	June 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(000’s)	(000’s)	(000’s)	(000’s)

Assets:
Cash and cash equivalents	$5,354	$5,354	$23,534	$23,534
Loans receivable, net	223,228	225,241	248,014	248,175
Mortgage-backed securities:
Available for sale	60,725	60,725	58,552	58,552
Investment securities:
Available for sale	60,192	60,192	22,111	22,111
Investment in Federal Home
Loan Bank stock	4,991	4,991	5,502	5,502
Bank Owned Life Insurance	12,139	12,139	11,912	11,912

Liabilities:
Deposits:
Non-interest-bearing	5,819	5,819	6,512	6,512
Interest bearing	249,829	251,297	260,069	261,964
Borrowings	79,000	78,962	76,000	76,086

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and December 31, 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since reporting period ending June 30, 2011 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

5.               Loans

The following table summarizes loans at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010

FIRST MORTGAGE LOANS:
Secured by single-family residences	$76,091,494	$72,968,063
Secured by 5 or more- residential	3,148,148	3,019,186
Secured by other properties	41,640,577	41,306,353
Construction loans	5,284,608	4,898,672
Land and land development loans	9,441,883	11,613,824
Land acquisition loans	1,299,520	1,849,875

	136,906,230	135,655,973

SECOND MORTGAGE LOANS	2,058,398	2,597,198

COMMERCIAL AND OTHER LOANS:
Commercial -secured by real estate	84,430,974	92,458,529
Commercial	3,203,576	3,212,401
Loans secured by savings accounts	196,021	205,637
Consumer installment loans	312,214	333,540

	227,107,413	234,463,278

LESS:
Allowance for loan losses	(8,126,326)	(10,219,791)
Deferred loan fees	(470,340)	(398,953)

TOTAL LOANS RECEIVABLE HELD-FOR-INVESTMENT	$218,510,747	$223,844,534

The risks associated with each portfolio class are as follows:

First mortgage loans secured by single family residences, secured by 5 or more residential, secured by other properties and second mortgage loans — The primary risks related to this type of lending include; unemployment, deterioration in real estate values, our ability to access the creditworthiness of the customer, deterioration in the borrowers financial condition (whether the result of personal issues or general economic downturn), the inability of the borrower to maintain occupancy for investment properties, and an appraisal on a property is not reflective of the true property value.  Portfolio risk includes condition of the economy, changing demand for these types of loans, large concentration of these types of loans and geographic concentration of these types of loans.

Construction loans — Since this portfolio is substantially owner occupied residential construction loans, the loan specific risks and portfolio risks are the same as described above as first mortgage loans secured by single family residences.  However these loans carry the additional risk associated with the builder and the

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

potential for builder cost overruns and/or the builder being unable to complete the construction.

Land development loans and land acquisition loans — The primary loan-specific risk in land and land development are: unemployment, deterioration of the business and/or collateral values, deterioration of the financial condition of the borrowers and/or guarantors creates a risk of default, and that an appraisal on the collateral is not reflective of the true property value. These loans usually include funding for the acquisition and development of unimproved properties to be used for residential or non-residential construction.  We may provide permanent financing on the same projects for which we have provided the development and construction financing.  Portfolio risk includes condition of the economy, changing demand for these types of loans, large concentration of these types of loans, and geographic concentrations of these types of loans.

Commercial and Commercial secured by real estate — The primary loan-specific risks in these types of loans are: unemployment, general deterioration in the economy, deterioration of the business and/or business cash flows, financial condition of the guarantors, deterioration of collateral values, and that an appraisal on any real estate collateral is not reflective of the true property value.  Portfolio risk includes condition of the economy, changing demand for these types of loans, large concentration of these types of loans, and geographic concentration of these types of loans.

Loans secured by savings accounts and consumer installment loans- The primary risks of these loans are: unemployment, and deterioration of the borrower’s financial condition, whether the result of person issues or a general economic downturn.  The portfolio risks for these types of loans is the same as for first mortgage loans secured by single family residences as described above.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

Allowance for loan losses and recorded investment in loans for the six months ended June 30, 2011 is summarized as follows:

	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,891	$326	$2,932	$4,067	$4	$10,220
Charge-offs	(427)	—	(1,344)	(434)	(2)	(2,207)
Recoveries	13	—	—	—	—	13
Provisions	417	(297)	452	(475)	3	100
Ending Balance	2,894	29	2,040	3,158	5	8,126
Ending Balance: individually evaluated for impairment	1,342	—	1,209	1,523	—	4,074
Ending Balance: collectively evaluated for impairment	1,552	29	831	1,635	5	4,052

Loans:
Ending Balance	$122,938	$5,285	$10,741	$87,635	$508	$227,107
Ending Balance: individually evaluated for impairment	14,462	2	5,198	15,857	—	35,519
Ending Balance: collectively evaluated for impairment	108,476	5,283	5,543	71,778	508	191,588

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

Credit quality indicators as of June 30, 2011 are as follows:

Pass: Loans classified as pass generally meet or exceed normal credit standards.  Factors include repayment source, collateral, borrower cash flows, and performance history.

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

Credit risk profile by internally assigned grade, as described above as of June 30, 2011 is as follows:

	Real Estate	Construction	Land and Land Acquisition	Commerecial Real Estate and Commerecial	Consumer	Total
	(dollars in thousands)
Pass	$105,090	$5,285	$5,712	$55,041	$506	$171,634
Special Mention	3,446	—	157	17,514	—	21,117
Substandard	14,022	—	4,613	14,966	2	33,603
Doubtful/Loss	380	—	259	114	—	753
Total	$122,938	$5,285	$10,741	$87,635	$508	$227,107

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

Information on impaired loans for the six months ended June 30, 2011 is as follows:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(dollars in thousands)
With no related allowance recorded:
Residential Real Estate	$4,048	$4,048	$—	$4,122	$72
Construction	—	—	—	—	—
Land and Land Acquisition	912	912	—	912	9
Commercial Real Estate and Commercial	864	864	—	862	23
Consumer	2	2	—	2	—
With an allowance recorded:
Residential Real Estate	$9,074	$10,415	$1,341	$9,099	$204
Construction	—	—	—	—	—
Land and Land Acquisition	3,075	4,285	1,210	3,083	41
Commercial Real Estate and Commercial	13,470	14,993	1,523	13,367	293
Consumer	—	—	—	—	—
Total
Residential Real Estate	$13,122	$14,463	$1,341	$13,221	$276
Construction	—	—	—	—	—
Land and Land Acquisition	3,987	5,197	1,210	3,995	50
Commercial Real Estate and Commercial	14,334	15,857	1,523	14,229	316
Consumer	2	2	—	2	—

At June 30, 2011 and December 31, 2010, nonaccrual loans were $19.4 million and $27.1 million, respectively.

An age analysis of past due loans as of June 30, 2011 is as follows:

	Two payments	Three payments	Non-Accrual	Total
	Past Due	Past Due	Loans	Past Due	Current	Total
	(dollars in thousands)
Residential Real Estate	$3,586	$440	$7,465	$11,491	$111,447	$122,938
Construction	—	—	—	—	5,285	5,285
Land and Land Acquisition	182	772	4,392	5,346	5,395	10,741
Commercial Real Estate and Commercial	5,634	261	7,546	13,441	74,194	87,635
Consumer	24	—	2	26	482	508
Total	$9,426	$1,473	$19,405	$30,304	$196,803	$227,107

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

Loans on which the recognition of interest has been discontinued amounted to approximately $19.4 million and $27.1 million at June 30, 2011 and December 31, 2010, respectively.  If interest income had been recognized on those loans at their stated rates during the period ending June 30, 2011 and 2010, interest income would have been increased in each period by approximately $1.6 million. The total allowance for loan losses on these impaired loans was approximately $4.1 million at June 30, 2011 and $5.7 million at December 31, 2010.

Period-end impaired loans were as follows:

	June 30, 2011	December 31, 2010

Balance of impaired loans with no allocated allowance	$5,826	$4,641
Balance of impaired loans with an allocated allowance	29,693	34,143

Total recorded investment of impaired loans	$35,519	$38,784

Amount of the allowance allocated to impaired loans	$4,074	$5,693

The impaired loans included in the table above were comprised of collateral dependent 1-4 residential real estate, lot loans and commercial real estate loans. The average recorded investment in impaired loans was $31.4 million and $25.0 million at June 30, 2011 and December 31, 2010, respectively.

6.     Investments and Mortgage-Backed Securities

Investment securities consist of the following:

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$37,715,721	$488,522	$237,122	$37,967,121
FNMA Agencies	14,995,983	73,967	—	15,069,950
Farmer Mac	5,000,000	—	164,000	4,836,000
Municipal Bonds	2,293,690	25,037	—	2,318,727
	$60,005,394	$587,526	$401,122	$60,191,798

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$9,811,049	$326,524	$160,450	$9,977,123
FNMA Agencies	4,985,020	25,330	—	5,010,350
Farmer Mac	5,000,000	—	203,550	4,796,450
Municipal Bonds	2,295,741	31,259	—	2,327,000
	$22,091,810	$383,113	$364,000	$22,110,923

Mortgage-backed securities consisted of the following:

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
GNMA certificates	$8,446,191	$72,816	$75,817	$8,443,190
Private label collaterized mortgage obligations	20,921,996	17,547	608,753	20,330,790
FHLMC pass-through certificates	5,765,200	121,649	—	5,886,849
FNMA pass-through certificates	12,583,158	229,220	—	12,812,378
Other pass-through certificates	12,694,856	557,043	—	13,251,899
	$60,411,401	$998,275	$684,570	$60,725,106

Weighted average interest rate	4.71%

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

Gross unrealized losses and fair value by length of time that the individual available-for-sale investment and mortgage-backed securities have been in a continuous unrealized loss position is as follows:

	June 30, 2011		December 31, 2010
		Continuous		Continuous
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Less than 12 months
FHLB Agencies	$13,308,123	$237,122	—	—
Farmer Mac Callable	4,836,000	164,000	—	—
GNMA MBS	7,664,719	75,817	—	—

More than 12 months
Other pass-through	18,949,598	608,753	23,182,150	1,582,644

Total	$44,758,440	$1,085,692	$23,182,150	$1,582,644

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

We believe that the unrealized losses, included in the table above, are not other-than-temporary.  The unrealized losses are driven by market illiquidity causing price deterioration.  Because our intention is not to sell the MBS and it is not more likely than not that we will be required to sell the MBS before recovery of their amortized cost bases, which may be maturity, as such, management does not consider these MBS to be other-than-temporarily impaired at June 30, 2011.

There are five remaining non-agency MBS that have been rated less than investment grade by at least one rating agency.  The remaining portfolio is U.S. Government securities.  We continue to aggressively monitor the performance of these securities and the underlying collateral.

Proceeds from the call of investment securities were as follows for the six months ending June 30, 2011:

	June 30, 2011
			Gross Realized
	Carrying		Gain (Loss)
	Value	Proceeds	on sales

FNMA - Agency Callable	$4,986,777	$5,000,000	$13,223
	$4,986,777	$5,000,000	$13,223

Proceeds from the sale of mortgage-backed securities were as follows for the six months ending June 30, 2011:

	June 30, 2011
			Gross Realized
	Carrying		Gain (Loss)
	Value	Proceeds	on sales

FNMA -available for sale	$3,256,987	$3,475,190	$218,203
FHLMC - available for sale	7,715,995	7,898,844	182,849
	$10,972,982	$11,374,034	$401,052

7.     New Accounting Pronouncements

All pending but not yet effective Accounting Standards Updates (“ASU”) were evaluated and only that listed below could have a material impact on our financial condition or results of operations.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

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

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The guidance is effective for the Company’s reporting period ended March 31, 2012.  The guidance will be applied prospectively to transactions or modifications of existing transaction that occur on or after January 1, 2012.

In June, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  This guidance requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is our current presentation. This guidance does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and will require retrospective application for all periods presented.

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

Overview

The consolidated financial statements include WSB Holdings, Inc. (“WSB”) and its wholly owned subsidiaries, The Washington Savings Bank FSB (the “Bank”), WSB, Inc. and WSB Realty, Inc. (collectively referred to herein, as the “Company”).

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

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) banks are no longer prohibited from paying interest on demand deposit accounts, including those from businesses, effective July 21, 2011.  It is not clear what affect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability.

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

Recent Regulatory and Related Developments

On June 3, 2011, WSB Holdings, Inc. (the “Holding Company”) and the Bank, entered into separate Supervisory Agreements (the “Agreements”) with the Office of Thrift Supervision (the “OTS”), their primary banking regulator on such date.  Pursuant to regulatory changes instituted by the Dodd-Frank, the Holding Company is now regulated by the Board of Governors of the Federal Reserve (the “Federal Reserve”) and the Bank is now regulated by the Office of the Comptroller of the Currency (the “OCC”).

The Holding Agreements, which are formal enforcement actions initiated by the OTS, require the Holding Company and the Bank to take certain measures to improve their safety and soundness and maintain ongoing compliance with applicable laws.  During the course of a routine review at the Company by the OTS bank, examiners identified certain supervisory issues, primarily related to our classified assets.  The Supervisory Agreements formulized the current understandings of both the Company and the OTS of the actions that the Holding Company, the Bank and their Board of Directors must undertake to address the issues.  Each Agreement will remain in effect until terminated, modified or suspended by the Federal Reserve or OCC, as applicable.

We have adopted many of the requirements required by the Supervisory Agreements and have submitted the information to the appropriate regulators for their approval.

For additional information regarding the Agreements, please see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011.  The Agreements are also filed as Exhibits 10.12 and 10.13 to this report.

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses.  Information concerning this policy is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).  There were no significant changes in this accounting policy during the six months ending June 30, 2011.

Consolidated Results of Operations

Net income for the three and six months ended June 30, 2011 was $321,000, or $0.04 per basic and diluted share, and $556,000, or $0.07 per basic and diluted share, respectively, compared to net loss of $2.4 million or ($0.31) per basic share and diluted share and $2.2 million, or ($0.28) per basic and diluted share, respectively, for the corresponding 2010 periods.  Net income for the three and six month periods ended June 30, 2011, represents an increase $2.7 million, or 113%, and $2.7 million, or 126%, over the same period last year.

The increase in net income for the three and six month periods ending June 30, 2011, is primarily the result of allocating $100,000 to the Bank’s allowance for loan losses during both the three and six month periods ending June 30, 2011 compared to a $2.4 million provision in the prior year periods.  Also, non-interest expenses decreased $2.6 million, or 42%, and $2.3 million, or 24%, respectively, for the three and six month periods ending June 30, 2011 primarily as a result of the one-time debt pre-payment penalty that the Bank recognized in 2010 as compared to the same periods this year.  Interest expense for the three and six months periods also decreased $767,000, or 33%, and $1.7 million, or 35%, primarily due to the reduction in our cost of funds, primarily as a result of our paying lower interest rates on deposits as a result of the continuing low interest rate environment.  This decrease was partially offset by a decrease in interest income.  Non-interest income for the three month period ending June 30, 2011 decreased $450,000 due to the decrease in gain on sale of investments recognized during the current period compared to the same period in the prior year, however, non-interest income increased slightly for the six month period due to the gain on the sale of loans sold in the secondary market.

The tax expense for the period ending June 30, 2011 includes an exclusion of income for the bank owned life insurance and tax benefit attributable to our investment portfolio which consists of callable investments backed by U.S. Agencies (“U.S. Agencies”).  The tax benefit for the period ending June 30, 2010 was primarily attributable to the reversal of a portion of a reserve established for an uncertain tax position resulting from a settlement of an IRS examination and, to a lesser extent, the exclusion of income for the bank owned life insurance and a tax benefit attributable to our investment portfolio which consists of U.S. Agencies.  See our 2010 Form 10-K for further details regarding the settlement.

Interest Income/Expense

Total interest income decreased $946,000, or 17.0%, and $1.9 million, or 16.8%, respectively, for the three and six month periods ending June 30, 2011, compared to the corresponding periods last year, due primarily to a decrease in both the average volume and average yield on interest-earning assets.

The average six month balance of interest-earning assets decreased to $367.7 million for the six months ending June 30, 2011 from $400.3 million for the six months ending June 30, 2010, due primarily to a decrease in MBS and loans held for investment, offsetting the increase in investment securities.  The decrease in MBS is primarily the result of selling approximately $11.0 million of MBS and principal pay-downs since June 2010.  The average yield on our interest-earning assets decreased to 5.05% during the six months ended June 30, 2011 from 5.57% during the same period in 2010.  The decrease is primarily the result of lower interest rates on our MBS and investment securities compared to the same period last year due to a lower interest rate environment.  In addition, we had more restructured loans, which had significantly lower interest rates after such restructuring, in the 2011 period compared to the same period last year, which also negatively impacted the yield on our interest-earning assets.

Total interest expense decreased $767,000, or 33.4%, and $1.7 million, or 34.8%, respectively, for the three and six month periods ended June 30, 2011, compared to the same periods in the prior year.  The decrease was attributable to both a decrease in both the average balance, resulting from the maturities of approximately $22.0 million in our brokered certificate of deposits, and the average interest rate on our interest-bearing liabilities.  For the six month period ended June 30, 2011, our average interest-bearing liabilities were $339.2 million with an average rate of 1.89%, compared to $367.1 million with an average rate of 2.67% for the corresponding period last year.

Net interest income decreased $178,000, or 5.5%, and $173,000, or 2.8%, respectively, for the three and six month periods ended June 30, 2011, compared to the same periods in the prior year.  Due to a lower average cost of our interest-bearing liabilities, our net interest rate spread increased to 3.16% for the six month period ended June 30, 2011 from 2.90% for the same periods in the prior year.  The ratio of our interest-earning assets to interest-bearing liabilities decreased to 108.41% from 109.04%.

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

The allowance for loans losses is very subjective in nature, relying significantly on historical loss experience, collateral valuations available to management on specific loans, and economic conditions.  The challenges caused by the recent recession and continuing high unemployment levels and uncertain real estate valuations have resulted in the Bank shortening its loss history look back period used for the allowance for loan losses from 36 months to 12 months during the third quarter of 2010.  We continue to be mindful of the continued problems within the economy and its impact on our loan portfolio as well as the inherent risk within the portfolio, and management will make adjustments to the allowance and loan loss provision as necessary. The shortened loss history component of our calculation of the allowance for loan losses was due, in part, to recent recommendations from our regulators.  Based on our review, a provision for $100,000 was necessary for the period ending June 30, 2011.

During the six months ended June 30, 2011, the allowance decreased in net by $2.1 million or 20.5%, to $8.1 million at June 30, 2011 from $10.2 million at December 31, 2010, as a result of net charge-offs of approximately $2.2 million during the six months ending June 30, 2011. At June 30, 2011, the allowance was 3.59% of total loans held-for-investment, compared to 4.37% of total loans held-for-investment at December 31, 2010.

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

We experienced an increase in charge-offs in our loan portfolio during the six months ending June 30, 2011 compared to the same period last year.  During the six months ending June 30, 2011 we recorded loan charge-offs of $2.2 million and recoveries of previous charged-off loans of approximately $13,000 compared to net charge-offs of $1.2 million for the corresponding six month period last year.  A charge-off of $1.0 million included in the total $2.2 million charge-offs represented one land and acquisition loan that was determined to be uncollectable during the quarter ended June 30, 2011.

Assets subject to our Loan Committee review include loans which meet our criteria for classification as sub-standard due to collateral deficiencies that may reflect inherent losses.  Based on the review of the individual loans involved, management estimates inherent losses. We continue to assess the allowance as new and relevant data is obtained.

We believe that the allowance reflects our best estimate of the probable inherent losses existing in our $226.6 million loans-held for investment portfolio as of June 30, 2011.  The $4.7 million loan held-for-sale portfolio has been committed to be purchased by investors at June 30, 2011 and will be settled subsequent to that date.

We have developed a comprehensive review process to monitor the adequacy of the allowance.  The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies and relies on relevant observable data.  The observable data considered in the determination of the allowance is modified as more relevant data becomes available.  The results of this review process support management’s view that the allowance reflects probable losses within the loan portfolio as of June 30, 2011.

Changes in the estimation valuations may take place based on the status of the economy and the estimate of the value of the property securing loans, and as a result, the allowance may increase or decrease.  Future adjustments could substantially affect the amount of the allowance.

The following occurred during the six months ending June 30, 2011, which impacted the allowance analysis:

•                  We experienced defaults in 1-4 family residential loans of approximately $422,000.

•                  We experienced defaults in lot loans of approximately $1.3 million.

•                  We experienced defaults in commercial loans of approximately $426,000.

All of the above-referenced loan defaults were charged off to the allowance for loan losses during the six months ended June 30, 2011.  The amounts indicated reflect charge-offs, net of recoveries.

We believe our evaluation as to the adequacy of the allowance as of June 30, 2011 is appropriate, and caution the reader that the provisioning for the three and six month periods is not necessarily indicative of future provisioning.  Subjective judgment is significant in the determination of the provision and allowance, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans. The establishment of allowance factors is a continuing exercise, based on management’s assessment of the factors and their impact on the portfolio, and that allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and/or charge-off is normal and to be expected.  See above for discussion of some of the factors that have had a significant impact in the evaluation of the adequacy of our allowance.

We review on a monthly basis the adequacy of the allowance, and make provisions accordingly to meet the deemed losses within the portfolio.  Based on this review, a provision for $100,000 was deemed necessary for the period ending June 30, 2011.  For a better understanding and a more complete description of the allowance and the evaluation process, refer to the 2010 Form 10-K.

As shown below in tabular format, there was an increase in charge-offs compared to the comparable period last year.  In addition, we believe there are additional, unidentified, probable losses within the portfolio, which may be reflected as charge-offs against the allowance in future quarters as these losses manifest themselves and loan collection efforts continue.

	2011		2010
	2nd Qtr	1st Qtr	2nd Qtr	1st Qtr
Provision for loan losses	$100,000	$—	$2,400,000	$—

Loan charge-offs	$1,741,128	$466,104	$560,091	$1,024,081
Loan recoveries	6,012	7,755	311,797	3,929
Net Charge-offs	$1,735,116	$458,349	$248,294	$1,020,152

Allowance for loan losses at period end	$8,126,326	$9,761,442	$9,313,241	$7,161,535
Total loans held for investment at at period end	$226,637,073	$235,551,909	$243,946,209	$248,337,943
Allowance to total loans held for investment at period end	3.59%	4.14%	3.82%	2.88%

The fair value of impaired loans may be estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2011, all of the impaired loans were evaluated based upon the fair value of the collateral and/or discounted cash flows. Management’s analysis of our impaired loans represents a level of reserves of approximately $4.1 million for the period ending June 30, 2011 compared to approximately $5.7 million at December 31, 2010.

Our policy is to charge off all or that portion of our investment in an impaired loan upon a determination that it is probable the full amount will not be collected.  At June 30, 2011, total impaired loans were $35.5 million, or 15.68% of total loans held for investment, compared to $38.8 million, or 16.57% of total loans held-for-investment, at December 31, 2010.  Non-performing loans consisted of $19.4 million that were non-accrual loans at June 30, 2011 and approximately $16.1 million of troubled debt restructured loans.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

	At June 30,	At December 31,
	2011	2010
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single family	$6,387	$9,164
Land	4,128	5,947
Construction	—	1,648

Non-mortgage loans:
Consumer	2	3
Commercial	7,333	10,298
Non-residential	1,555	—
Total non-accrual loans	19,405	27,060

Foreclosed real estate	4,881	6,056

Total non-performing assets	$24,286	$33,116

Total non-performing loans to total loans held-for-investment	8.56%	11.54%

Allowance for loan losses to total non-performing loans	41.87%	37.77%

Total non-performing loans to total assets	4.97%	6.83%

Total non-performing assets to total assets	6.22%	8.36%

A troubled debt restructuring (“TDR”) means that, due to a borrower’s current financial difficulties, we have granted a concession to the borrower that we would not otherwise have considered.  We do this when we believe the borrower may default on the loan without such concession and we believe the concession will increase the borrower’s ability to remain current on the loan, in order to maximize recovery of our investment. The majority of our TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), lowering of the interest rate and/or extending the maturity date of the loan.  All TDRs are reported as “impaired” but not reported as non-performing loans unless the restructured loans are more than 90 days delinquent or on non-accrual status.  As of June 30, 2011, we had $16.1 million in TDRs, of which $2.0 million were on non-accrual status, compared to $13.8 million in TDRs, of which $1.0 million were on non-accrual status, as of December 31, 2010.

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

Non-Interest Income

Total non-interest income decreased $450,000, or 31.9%, and increased $31,000, or 1.6%, respectively, for the three and six month periods ended June 30, 2011, compared to the same periods in the prior year.   The decrease for the three month period is primarily due to a decrease in gain on sale of investment securities during the current period compared to the same period last year. The increase for the six month period is primarily the result gain on the sale of loans sold in the secondary market and gain on the sale of real estate acquired in settlement of loans, partially offset by a decrease in the gain on sale of investment securities.

Gain on the sale of mortgage-backed securities and investment securities for the three month period ending June 30, 2011, was approximately $231,000 pretax, $140,000 net of tax, compared to $769,000 pretax, $508,000 net of tax, during the same period last year.  Gain on the sale of investments for the six month period was approximately $414,000 pretax, $251,000 net of tax, compared to $769,000 pretax, $508,000 net of tax, for the same six month period last year.  Gain on the sale of these investments is the result of the Bank selling approximately $7.6 million and $11.0 million, respectively, of our mortgage-backed securities during the three and six month periods ended June 30, 2011.  Also, $5.0 million in callable agency paper was called during the three months ended June 30, 2011, resulting in a $13,000 gain for the quarter.  We believed there was a good opportunity to receive a premium on the MBS sold during the quarter and six month period and therefore decided to sell the MBSs that generated these gains.  Gain on the sale of investments for the three and six months ending June 30, 2010 was the result of the Bank selling approximately $9.1 million of our callable agencies to offset the one-time debt pre-payment penalty that we recognized in non-interest expense due to the payoff of $30.0 million in other borrowings that we had with a third party, and because there were more opportunities to sell MBS securities at a gain during the same periods of 2010.

Gain on the sale of loans increased $58,000 and $299,000 respectively, for the three and six months ending June 30, 2011, compared to the same periods last year.  The increase is primarily due to an increase in number of originations and the premiums associated with loans sold in the secondary market.  Our ability to realize gains in future periods will depend largely on interest rates and the demand for mortgage loans.

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

The gain on the sale of real estate acquired in settlement of loans for the six month period ending June 30, 2011 is the result of the sale of seven properties for a net gain of $42,000 compared to a net loss of $43,000 on the sale of six properties during the same period last year.  The gain during the six month period was the result of a $156,000 gain on the sale of two properties, partially offset by losses on the sale of the other five properties during the six-month period.  The gain during the three month period was the result of a $106,000 gain on the sale of one property, partially offset by losses on the sale of the other four properties during the three-month period ending June 30, 2011. In the current economic environment, property values have a material result in our selling these properties.  Management may determine it in our best interests to sell the properties at a lower price than the value we had assigned to them as real estate owned in settlement of loans in order to avoid the ongoing expense associated with maintaining these properties in our portfolio, including maintenance, costs and property taxes, and with selling the properties at a later date.

Non-Interest Expenses

Non-interest expenses decreased $2.6 million, or 42.3% and $2.3 million, or 24.3% for the three and six month period ending June 30, 2011, as compared to the corresponding prior year periods.

The decrease in non-interest expenses for the three and six month period was primarily due to the $2.0 million debt pre-payment penalty we paid during the second quarter of 2010, for which there was no corresponding expense for the three and six months ended June 30, 2011.  The decreases in non-interest expenses for the three and six months ending June 30, 2011 were also impacted by decreases of $388,000 and $417,000, respectively, in the provision for losses on real estate acquired in settlement of loans and $93,000 and $175,000, respectively, in FDIC premiums, partially offset by increases of $38,000 and $437,000 in salaries and benefits compared to the same three and six month periods last year and, for the three-month period, an increase of $78,000 in fees for professional services.

The $2.0 million pre-payment penalty recognized last year was the result of a one-time termination fee that we incurred as a result of the early payoff of $30.0 million in other borrowings to a third party.  Although this transaction resulted in a net loss for the quarter last year, it has allowed the Bank to reduce its cost of funds.

We recognized an expense of $51,000 and $83,000, respectively, for the three and six month periods ending June 30, 2011 for the provision for losses on real estate acquired in settlement of loans as compared to $439,000 and $499,000, respectively for the corresponding periods last year.  We continue to obtain updated appraisals and/or evaluations on the properties that have been classified as real estate owned, which resulted in additional write downs of certain properties as a result of continuing declines in real estate prices.

The decreases in deposit insurance premiums during both the three and six month periods ended June 30, 2011 is primarily the result of an overall decrease in FDIC assessment rates based on our reduced brokered deposits and our borrowings as compared to the same period last year.

The increase in salaries and benefits during both the three and six month periods is primarily associated with the growth of the mortgage lending department as well as annual increases and increased employee benefits expenses as compared with the same periods last year.  Benefit costs increased due to higher medical and life insurance premiums.

The increase in professional services for the three month period is the result of pending litigation on two loans that required additional legal services.  Professional services decreased $54,000 for the six month period ended June 30, 2011, as a result of a reduction in fees paid in the prior year due to the IRS litigation that was pending last year and settled in May 2010.

Income Taxes

A tax expense of $187,000 was recorded for the six months ended June 30, 2011, compared to a tax benefit of $1.5 million for the same period last year.  The tax expense for the period ending June 30, 2011 includes an exclusion of income for the bank owned life insurance and state income tax benefit attributable to our investment portfolio which consists of U.S. Agencies.  The tax benefit for the period ending June 30, 2010 was primarily attributable to the reversal of a portion of a reserve established for an uncertain tax position resulting from a settlement of an IRS examination and, to a lesser extent, the exclusion from taxable income for the bank owned life insurance and a tax benefit attributable to our investment portfolio which consists of U.S. Agencies.  The effective tax rates were 25.2% and (41.7%) for the respective six month periods ended June 30, 2011 and 2010.

Liquidity and Capital Resources

Total assets were $390.2 million and $395.9 million at June 30, 2011 and December 31, 2010, respectively. The decrease in assets at June 30, 2011, compared to December 31, 2010, was primarily attributable to decreases in the loans held for sale and federal funds sold partially offset by an increase in the available for sale investment securities.   Loans classified as held for sale fluctuate based on the outstanding balance of money due us from the investors that the loans were sold to.  At December 31, 2010, we had $24.2 million to be funded compared to $4.7 million at June 30, 2011.  The excess funds received from these sales and the excess funds in federal funds sold were used to purchase investment securities available for sale.

Deposits were $255.6 million at June 30, 2011, compared to $266.6 million at December 31, 2010.  The decrease in deposits at June 30, 2011, compared to December 31, 2010, was primarily due to a decrease in our brokered certificate of deposits partially offset by an increase in our savings accounts.  During this period, our rates on money fund accounts were slightly higher than the Bank’s competitors, resulting in an increase in our core deposits.  Approximately $19.5 million of our certificate of deposits (“CDs”) classified as broker deposits matured and were not renewed.  Management anticipates continuing to utilize excess funding liquidity to offset a runoff of higher cost CDs which were previously originated to fund loan production.

Borrowings at June 30, 2011 and December 31, 2010 are as follows:

	Balance as of
	June 30,	Weighted	December 31,	Weighted
	2011	Avg Rate	2010	Avg Rate

FHLB-advances -fixed	$79,000,000	2.56%	$76,000,000	2.64%
	$79,000,000		$76,000,000

Total borrowings are $79.0 million as of June 30, 2011.  We maintain funding activities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion.  To the extent we do not or cannot use FHLB borrowings, we would expect to rely on alternative funding sources, including our deposit base and correspondent bank lines of credit.  Our remaining credit availability for additional FHLB advances at June 30, 2011 is $43.3 million. We currently have unused lines of credit with our correspondent banks in the amount of $7.0 million.

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

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital.  The Bank’s regulatory capital and regulatory assets below also reflect decreases of $292,000 and $483,000, respectively, which represents unrealized gains (after-tax for capital deductions and pre-tax for asset deductions, respectively) on MBS and investment securities classified as available for sale.  In addition, the Bank’s risk-based capital reflects an increase of $2.9 million in the general loan loss reserve during the six months ended June 30, 2011.  The loan loss reserve factor represents 1.25% of the Bank’s risk-weighted assets.  The following table shows regulatory thrift capital ratios required, the Bank’s actual ratios, and the amount by which the Bank’s ratios exceed required capital ratios, as of June 30, 2011.

Capital Category	Regulatory Ratios Required	Bank’s Amount and Ratio	Bank’s Excess of Requirements	Calculations	Based Upon
Leverage	$15,240,032	$42,207,931	$26,967,899	$42,207,931	Regulatory Capital
	4.00%	11.08%	7.08%	$381,000,804	Regulatory Assets

Tangible	$5,715,012	$42,207,931	$36,492,919	$42,207,931	Regulatory Capital
	1.50%	11.08%	9.58%	$381,000,804	Regulatory Assets

Risk-Based	$18,213,281	$45,068,646	$26,855,365	$45,068,646	Regulatory Capital
	8.00%	19.80%	11.80%	$227,666,007	Risk-Weighted Assets

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

The Qualified Thrift Lender Test currently requires that “qualified thrift investments” be at least 65% of portfolio assets as defined by the Office of Thrift Supervision (“OTS”).  At June 30, 2011, our ratio was approximately 80% of defined portfolio assets.

Off-Balance Sheet Transactions

We are a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated Statement of Financial Condition.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Commitments to originate new loans	$3,497,833
Unfunded commitments to extend credit under existing construction, equity line and commercial lines of credit	16,878,135
Standby letters of credit	675,224
Commitments to sell loans held-for-sale	4,717,057

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

Information Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. The statements presented herein with respect to, among other things, our expectations regarding diversifying our loan portfolio when our nonresidential loan demand picks up, the impact of future potential economic conditions, future changes in interest rates and the impact of such changes on us, the allowance for loan losses, the collectability of non-accrual loans, the Bank’s continuing to meet its capital requirements and future sources of liquidity are forward-looking.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.    Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2011.

During the period covered by this report, there were no changes (including corrective actions with regard to significant or material weaknesses) in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.               Legal Proceedings

From time to time we may be involved in ordinary routine litigation incidental to our business.  At June 30, 2011, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.         Risk Factors

Downgrade of U.S. credit rating and uncertain political, credit and financial market conditions may reduce out net income, capital levels, liquidity and increase our future borrowing costs.

As a result of the uncertain domestic political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the United States credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our investments will not occur. We are invested in U.S. government agency securities, and residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. On August 5, 2011, Standard and Poor’s downgraded the United States credit rating from its AAA rating to AA+ . This downgrade could affect the stability of securities issued or guaranteed by the federal government. These factors could affect the liquidity or valuation of our current portfolio of such investment securities in the future, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until the current United States political, credit and financial market conditions have been sufficiently resolved, it may increase our future borrowing costs.

There have been no material changes in the risk factors from those disclosed in Item 1A “Risk Factors” in our 2010 Form 10-K.

Item 6.             Exhibits

10.11                   2011 Stock Incentive Plan. (Incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 22, 2011).

10.12                   Supervisory Agreement for WSB Holdings, Inc. dated June 3, 2011 (Filed herewith).

10.13                   Supervisory Agreement for The Washington Savings Bank dated June 3, 2011 (Filed herewith).

31.1                         Rule 13a-14(a) Certification of Principal Executive Officer (Filed herewith).

31.2                         Rule 13a-14(a) Certification of Principal Financial Officer (Filed herewith).

32.1                         Section 1350 Certification of Principal Executive Officer and Principal Financial Officer (Furnished herewith).

101                              The following materials from WSB Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text - (Furnished herewith).*

*Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSB HOLDINGS, INC.

By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

By:	/s/ Carol A. Ramey
Carol A. Ramey
Senior Vice President and Chief Financial Officer

Date:	August 12, 2011