Form 10-Q
period 2011-09-30
WSB Holdings Inc
filed 2011-11-10
CIK 1415022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SE CURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended:   September 30, 2011

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

There were 7,995,232 shares of Common Stock ($0.0001 Par Value) outstanding as of November 3, 2011.

WSB HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.  Financial Statments

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	September 30,	December 31,
	2011	2010

ASSETS
Cash	$1,600,890	$21,438,474
Federal funds sold and interest bearing deposits at FHLB - Atlanta	2,520,360	2,095,561
Total cash and cash equivalents	4,121,250	23,534,035

Loans receivable:
Held for sale	8,111,211	24,169,595
Held for investment (net of allowance for loan losses of $7,739,928 and $10,219,791 respectively)	211,923,568	223,844,534

Investment securities - available for sale at fair value	57,373,503	22,110,923
Mortgage-backed securities - available for sale at fair value	57,488,433	58,551,837
Investment in Federal Home Loan Bank stock, at cost	4,797,100	5,501,800
Accrued interest receivable on loans	1,060,304	1,169,898
Accrued interest receivable on investments	711,926	465,831
Real estate acquired in settlement of loans	5,721,823	6,055,945
Bank owned life insurance	12,253,722	11,911,801
Premises and equipment - net	4,702,433	4,802,675
Income taxes receivable	72,823	629,167
Deferred income taxes	8,747,208	9,829,655
Other assets	2,413,087	3,352,288

TOTAL ASSETS	$379,498,391	$395,929,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$5,448,714	$6,512,064
Interest bearing	240,882,556	260,069,078
Total deposits	246,331,270	266,581,142

Federal Home Loan Bank borrowings	77,000,000	76,000,000
Advances from borrowers for taxes and insurance	503,909	479,480
Accounts payable, accrued expenses and other liabilities	1,729,911	1,250,469

TOTAL LIABILITIES	325,565,090	344,311,091

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value, 7,995,232 and 7,924,732 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	799	792
Additional paid-in capital	11,095,646	10,872,561
Retained earnings - substantially restricted	41,947,580	40,981,757
Accumulated other comprehensive income (loss)	889,276	(236,217)

TOTAL STOCKHOLDERS’ EQUITY	53,933,301	51,618,893

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$379,498,391	$395,929,984

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$3,473,885	$3,669,008	10,650,990	$11,453,546
Interest on mortgage-backed securities	650,020	981,523	2,006,856	3,514,418
Interest and dividends on investments	479,790	379,478	1,223,983	1,205,792

Total interest income	4,603,695	5,030,009	13,881,829	16,173,756

INTEREST EXPENSE:
Interest on deposits	903,015	1,163,863	3,025,241	3,758,490
Interest on other borrowings	536,132	681,456	1,580,713	2,946,115

Total interest expense	1,439,147	1,845,319	4,605,954	6,704,605

NET INTEREST INCOME	3,164,548	3,184,690	9,275,875	9,469,151
Provision for loan losses	100,000	950,000	200,000	3,350,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,064,548	2,234,690	9,075,875	6,119,151

NON-INTEREST INCOME:
Loan related fees	97,970	98,132	310,496	276,039
Gain on sale of loans	478,914	346,230	1,159,488	728,020
Gain on sale of investment securities - available for sale	128,304	12,971	542,579	782,141
Other than temporary impairment	—	(2,931,768)	—	(2,931,768)
Gain (Loss) on sale of real estate acquired in settlement of loans	4,235	6,193	45,737	(37,009)
Service charges on deposits	33,430	34,638	86,099	104,079
Rental income	111,760	96,414	299,183	302,470
Other income	161,031	166,584	482,165	484,660

Total non-interest income	1,015,644	(2,170,606)	2,925,747	(291,368)

NON-INTEREST EXPENSE:
Salaries and benefits	1,738,653	1,753,363	5,431,791	5,009,343
Occupancy expense	177,943	173,679	514,061	522,296
Depreciation	108,284	149,955	335,048	414,447
Advertising	93,900	76,700	262,064	233,965
Service bureau charges	120,762	140,404	375,404	412,580
Service charges from banks	7,179	9,139	24,436	26,802
Stationary, printing and supplies	34,046	30,757	121,235	113,638
Professional services	148,378	95,603	488,406	489,276
FDIC Insurance	179,531	274,690	619,314	889,179
Pre-payment penalty expense on other borrowings	—	—	—	1,967,187
Provision for losses on real estate acquired in settlement of loans	1,398	92,035	84,197	591,448
Other taxes	79,782	74,566	239,743	226,798
Other	664,542	748,134	2,036,842	2,202,264

Total non-interest expense	3,354,398	3,619,025	10,532,541	13,099,223

EARNINGS (LOSS) BEFORE INCOME TAXES	725,794	(3,554,941)	1,469,081	(7,271,440)

INCOME TAX EXPENSE (BENEFIT)	316,159	(1,481,704)	503,259	(3,030,157)

NET EARNINGS (LOSS)	$409,635	$(2,073,237)	965,822	$(4,241,283)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.05	$(0.26)	0.12	$(0.54)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.05	$(0.26)	0.12	$(0.54)

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.00	$0.00	0.00	$0.00
AVERAGE COMMON SHARES OUTSTANDING	7,995,232	7,896,232	7,985,216	7,876,191

AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,995,232	7,896,232	7,985,787	7,876,191

See notes to consolidated financial statements.

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCE, JANUARY 1, 2010	$785	$10,717,631	$44,854,805	$(2,716,504)	$52,856,717

Exercise of Stock Options	5	91,121	—	—	91,126

Tax effect of stock options exercised	—	—	—	—	—

Comprehensive Loss:

Net Loss	—	—	(4,241,283)	—	(4,241,283)

Other comprehensive income (loss)
Reclassification adjustment for gains, net of taxes of $303,361	—	—	—	(465,809)	(465,809)

Reclassification adjustment for other than temporary impairment charge net of taxes ($1,156,289)				(1,775,479)	(1,775,479)

Net changes in unrealized appreciation on available for sale securities	—	—	—	5,108,452	5,108,452

Total comprehensive Loss					(1,374,119)

BALANCE, SEPTEMBER 30, 2010	$790	$10,808,752	$40,613,522	$150,660	$51,573,724

BALANCE, JANUARY 1, 2011	$792	$10,872,561	$40,981,757	$(236,217)	$51,618,893

Exercise of Stock Options	7	220,635	—	—	220,642

Tax effect of stock options exercised	—	2,450	—	—	2,450

Comprehensive Income:

Net Income	—	—	965,822	—	965,822

Other comprehensive income
Reclassification adjustment for gains, net of taxes of $213,993	—	—	—	(328,586)	(328,586)

Net changes in unrealized appreciation on available for sale securities	—	—	—	1,454,080	1,454,080

Total comprehensive income					2,091,316

BALANCE, SEPTEMBER 30, 2011	$799	$11,095,646	$41,947,579	$889,277	$53,933,301

See notes to consolidated financial statements

	Nine months ended
	September 30 ,
	2011	2010
OPERATING ACTIVITIES:

Net earnings (loss)	$965,822	$(4,241,283)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	200,000	3,350,000
Depreciation	335,048	414,447
Loss on Other than temporary impairment charge	—	2,931,768
Loss on disposal of premises and equipment	—	93
Accretion of discounts on investment securities	358,760	16,981
(Gain) loss on sale of mortgage-backed securities-available for sale	(401,052)	350,216
Gain on sale of investment securities	(141,527)	(1,132,357)
(Gain) Loss on sale of real estate acquired in settlement of loans	(45,737)	37,009
Gain on sale of loans	(1,159,488)	(728,020)
Loans originated for sale	(79,871,925)	(61,566,944)
Proceeds from sale of loans originated for sale	97,089,797	64,756,235
Increase in cash surrender value of bank owned life insurance	(341,920)	(357,928)
Change in deferred income taxes	349,462	(2,935,203)
Increase in accrued interest receivable	(136,501)	23,862
Decrease in other assets	939,202	(50,903)
Increase (decrease) in net deferred loan fees	48,117	(61,301)
Change in income taxes payable/receivable	556,344	235,159
Excess tax benefit from stock-based compensation	(2,450)	—
Decrease in accrued interest payable	(19,443)	(12,833)
Increase in accounts payable, accrued expenses and other liabilities	479,441	(320,912)

Net cash provided by operating activities	19,201,950	708,086

INVESTING ACTIVITIES:

Net decrease in loans	9,362,865	6,562,826
Purchase of mortgage-backed securities - available for sale	(32,044,549)	(6,304,198)
Repayment of mortgage-backed securities - available for sale	23,032,540	45,015,183
Repayment of mortgage-backed securities -held for sale	—	3,744,372
Sale of mortgage backed securities Available for sale	11,374,034	—
Redemption of Federal Home Loan Bank Stock	704,700	193,700
Purchase of investment securities - available for sale	(55,539,675)	—
Purchase of investment securities - held to maturity	—	(22,788,117)
Repayment of called investment securities - available for sale	9,986,777	2,925,068
Repayment of investment securities - available for sale	897,333	—
Purchase of premises and equipment	(234,806)	(85,820)
Sale of investment securities - available for sale	10,136,661	20,435,550
Development of real estate acquired in settlement of loans	(40,939)	(85,330)
Proceeds from sale of real estate acquired in settlement of loans	2,730,782	3,221,605

Net cash (used in) provided by investing activities	(19,634,277)	52,834,839

FINANCING ACTIVITIES:

Net increase in demand deposits, NOW accounts and savings accounts	21,399,884	14,441,794
Proceeds from issuance of certificates of deposit	3,669,427	23,083,813
Payments for maturing certificates of deposit	(45,299,739)	(35,126,021)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	24,428	(14,990)
Increase in advance from the Federal Home Loan Bank	1,000,000	—
Decrease in advance from Federal Home Loan Bank	—	(23,000,000)
Decrease in other borrowings	—	(30,000,000)
Excess tax benefit from stock-based compensation	2,450	—
Proceeds from exercise of stock options	223,092	91,125

Net cash used in by financing activities	(18,980,458)	(50,524,279)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,412,785)	3,018,646

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,534,035	9,068,864

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,121,250	$12,087,510

CASH PAID DURING THE PERIOD FOR:

Income taxes	$—	$—

Interest	$4,625,311	$7,012,841

Non-cash transactions:
Transfer from loans to real estate acquired in settlement of loans	$2,309,984	$3,849,137

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

1.      Financial Statements

The Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010 have been prepared by WSB Holdings, Inc. (“WSB” or the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented, have been made.  All significant intercompany transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.   Management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”), a copy of which is available at www.twsb.com and www.sec.gov.  The results of operations for the period ended September 30, 2011, are not necessarily indicative of the operating results for the full year, or any other period.

Certain prior year’s amounts have been reclassified to conform with the current year’s presentation.

2.      Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted Earnings Per Common Share (“EPS”) computation for all periods presented in the Consolidated Statements of Operations.

	Three Months Ended September 30,
	2011			2010
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net income (loss) available to Common Stockholders	$409,635	7,995,232	$0.05	$(2,073,237)	7,896,232	$(0.26)

Effect of Dilutive
Options
Incremental Shares		—			—

Diluted EPS
Net income (loss) available to Common Stockholders	$409,635	7,995,232	$0.05	$(2,073,237)	7,896,232	$(0.26)

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

	Nine Months Ended September 30,
	2011			2010
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net income (loss) available to Common Stockholders	$965,822	7,985,216	$0.12	$(4,241,283)	7,876,191	$(0.54)

Effect of Dilutive
Options
Incremental Shares		571			—

Diluted EPS
Net income (loss) available to Common Stockholders	$965,822	7,985,787	$0.12	$(4,241,283)	7,876,191	$(0.54)

Options to purchase 260,375 shares of common stock were not included in the computation of diluted EPS for the three and nine months ended September 30, 2011 because their effect would have been antidilutive.

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

There were no awards granted during 2011 or 2010.  There was no pre-tax stock-based compensation during the three and nine months ending September 30, 2011 and 2010.

All outstanding options are vested and there is currently no unrealized compensation cost related to non-vested share based compensation arrangements.

Equity Incentive Plans — On April 27, 2011, the stockholders of WSB Holdings, Inc. approved the adoption of the WSB Holdings, Inc. 2011 Equity Incentive Plan, which reserve shares of common stock for issuance to certain key employees and non-employee directors.  The maximum number of shares of our common stock that be issued with respect to awards granted under the plan is 500,000 plus (i) any shares of common stock that are available under the Washington Savings Bank 2001 Stock Option and Incentive Plan (the “2001 Plan”) as of its termination date (which was April 27, 2001) and (ii) shares of common stock subject to

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

options granted under the 2001 Plan that expire or terminate without having been fully exercised.  In no event, however, may the number of shares issuable pursuant to incentive stock options exceed 500,000.  The period during which an option granted under the Plan will be exercisable, as determined by the Administrator, will be set forth in the agreement evidencing the option award.  However, an incentive stock option may not be exercisable for more than ten years from its date of grant.

The following table summarizes stock option activity for the nine month period ended September 30, 2011:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2010	341,375	$3.56
Exercised	(70,500)	3.16
Granted	—	—
Forfeited	(10,500)	—

Outstanding at September 30, 2011	260,375	$3.71	0.04	$0
Exercisable at September 30, 2011	260,375	$3.71	0.04	$0

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

Loans

We do not record loans held-for-investment at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s Accounting Standards Codification Receivables Topic.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2011, all of the totally impaired loans were evaluated based upon the fair value of the collateral and/or discounted cash flows. In accordance with guidance regarding fair value measurements, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the loan as nonrecurring Level 3.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010:

	At September 30, 2011 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Loans held-for-sale	$8,111		$8,111		$
Available-for-sale, FHLB Agencies callable	55,038	—	55,038	—	—
Available-for-Sale, Municipal Bonds	2,336	—	2,336	—	—
Available-for-Sale Residential MBS	57,488	—	39,834	17,654	—
	$122,973	$—	$105,319	$17,654	$—

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

Loans held-for-sale, which are carried at the lower of cost or market, did not have any impairment charge at September 30, 2011.

Assets included in Level 3 include our private-labeled mortgage-backed securities (“MBS”) due to lack of observable market data due to decreases in market activity for these securities.  Our policy is to recognize transfers in and out as of the actual date of the event or change in circumstances that caused the transfer.  No assets were transferred to Level 3 during the three and nine month periods ending September 30, 2011.  The change in the assets included in Level 3 was due to principal repayments and the change in unrealized gains/losses for the nine month period ending September 30, 2011.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 and September 30, 2010.

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Private Labeled Mortgage-Backed
	Securities-Available for Sale
	Nine months ended September 30,
	2011	2010

Beginning Balance	$23,365	$40,194
Accretion/Amortization of Discount/Premiums	11	57
Payments received	(6,561)	(13,632)
Difference in Unrealized gain (loss)	839	(322)
Other than temporary impairment		(2,932)

Ending Balance	$17,654	$23,365

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non- recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010 is included in the tables below:

	At September 30, 2011 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Residential Real estate	$9,675	$—	$9,675	$—
Construction	—	—	—	—
Land and land Acquisition	4,888	—	4,888	—
Commercial Real Estate and Commercial	14,276	—	14,276	—
Consumer	—	—	—	—
Total Impaired Loans	28,839	—	28,839	—

Real estate acquired in settlement of loans:
Residential Real estate	$1,656	$—	$1,656	$—
Construction	1,050	—	1,050	—
Land and land Acquisition	1,804	—	1,804	—
Commercial Real Estate and Commercial	1,212	—	1,212	—
Total Real estate acquired in settlement of loans:	5,722	—	5,722	—

Total	$34,561	$—	$34,561	$—

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $28.8 million, with a related valuation allowance of $4.3 million, at September 30, 2011 compared to principal balance of $38.8 million, with a related valuation allowance of $5.7 million, at December 31, 2010.

Real estate acquired in settlement of loans is carried at the lower of our recorded investment or fair value at the date of acquisition.  Write-downs to fair value at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs are included in non-interest expense.  Costs relating to the development and improvement of a property are capitalized, whereas those relating to holding the property are charged to expense when incurred.  The real estate is carried at the lower of acquisition or fair value net of estimated costs to sell subsequent to acquisition.  Operating expenses of real estate owned are reflected in other non-interest expenses.  The value of OREO properties held due to foreclosures at September 30, 2011 was $5.7 million compared to $6.1 million at December 31, 2010.

Impaired loans and real estate acquired in settlement of loans are classified as Level 2 within the valuation hierarchy.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

	September 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(000’s)	(000’s)	(000’s)	(000’s)

Assets:
Cash and cash equivalents	$4,121	$4,121	$23,534	$23,534
Loans receivable, net	220,035	222,448	248,014	248,175
Mortgage-backed securities:
Available for sale	57,488	57,488	58,552	58,552
Investment securities:
Available for sale	57,374	57,374	22,111	22,111
Investment in Federal Home
Loan Bank stock	4,797	4,797	5,502	5,502
Bank Owned Life Insurance	12,254	12,254	11,912	11,912

Liabilities:
Deposits:
Non-interest-bearing	5,449	5,449	6,512	6,512
Interest bearing	240,883	242,192	260,069	261,964
Borrowings	77,000	77,413	76,000	76,086

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and December 31, 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since reporting period ending September 30, 2011 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

5.                   Loans

The following table summarizes loans at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010

FIRST MORTGAGE LOANS:
Secured by single-family residences	$76,386,309	$72,968,063
Secured by 5 or more- residential	3,126,663	3,019,186
Secured by other properties	37,353,752	41,306,353
Construction loans	3,816,233	4,898,672
Land and land development loans	8,705,563	11,613,824
Land acquisition loans	1,299,520	1,849,875

	130,688,040	135,655,973

SECOND MORTGAGE LOANS	1,987,340	2,597,198

COMMERCIAL AND OTHER LOANS:
Commercial -secured by real estate	84,049,781	92,458,529
Commercial	2,931,628	3,212,401
Loans secured by savings accounts	153,501	205,637
Consumer installment loans	300,276	333,540

	220,110,566	234,463,278

LESS:
Allowance for loan losses	(7,739,928)	(10,219,791)
Deferred loan fees, net	(447,070)	(398,953)

TOTAL LOANS RECEIVABLE HELD-FOR-INVESTMENT
	$211,923,568	$223,844,534

The risks associated with each portfolio class are as follows:

First mortgage loans secured by single family residences,  secured by 5 or more residential, secured by other properties and second mortgage loans — The primary risks related to this type of lending include; unemployment, deterioration in real estate values, our ability to access the creditworthiness of the customer, deterioration in the borrower’s financial condition (whether the result of personal issues or general economic downturn), the inability of the borrower to maintain occupancy for investment properties, and an appraisal on a property is not reflective of the true property value.  Portfolio risk includes condition of the economy, changing demand for these types of loans, large concentration of these types of loans and geographic concentration of these types of loans.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

Allowance for loan losses and recorded investment in loans for the three and nine months ended September 30, 2011 is summarized as follows:

	Three Months Ended September 30, 2011
	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,894	$29	$2,040	$3,158	$5	$8,126
Charge-offs	(225)	—	(198)	(74)	(2)	(499)
Recoveries	1	—	2	9	1	13
Provisions	535	(12)	201	(628)	4	100
Ending Balance	3,205	17	2,045	2,465	8	7,740

	Nine Months Ended September 30, 2011
	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,891	$326	$2,932	$4,067	$4	$10,220
Charge-offs	(652)	—	(1,542)	(508)	(4)	(2,706)
Recoveries	14	—	2	9	1	26
Provisions	952	(309)	653	(1,103)	7	200
Ending Balance	3,205	17	2,045	2,465	8	7,740

Ending Balance: individually evaluated for impairment	1,607	—	1,242	1,419	—	4,268
Ending Balance: collectively evaluated for impairment	1,598	17	803	1,046	8	3,472

Loans:
Ending Balance	$118,855	$3,816	$10,005	$86,981	$454	$220,111
Ending Balance: individually evaluated for impairment	9,544	—	4,861	13,555	—	27,960
Ending Balance: collectively evaluated for impairment	109,311	3,816	5,144	73,426	454	192,151

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPEMBER 30, 2011 AND 2010

(unaudited)

Credit quality indicators as of September 30, 2011 are as follows:

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

Credit risk profile by internally assigned grade, as described above as of September 30, 2011 is as follows:

			Land and Land	Commercial Real Estate and
	Real Estate	Construction	Acquisition	Commercial	Consumer	Total
	(dollars in thousands)
Pass	$104,667	$3,816	$5,594	$60,768	$454	$175,299
Special Mention	3,109	—	215	10,887	—	14,211
Substandard	10,761	—	3,362	15,238	—	29,361
Doubtful/Loss	318	—	834	88	—	1,240
Total	$118,855	$3,816	$10,005	$86,981	$454	$220,111

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

Information on impaired loans for the nine months ended September 30, 2011 is as follows:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(dollars in thousands)
With no related allowance recorded:
Residential Real Estate	$910	$910	$—	$955	$21
Construction	—	—	—	—	—
Land and Land Acquisition	1,464	1,464	—	1,464	38
Commercial Real Estate and Commercial	251	251	—	289	26
Consumer	—	—	—	—	—
With an allowance recorded:
Residential Real Estate	$7,027	$8,634	$1,607	$7,344	$224
Construction	—	—	—	—	—
Land and Land Acquisition	2,155	3,397	1,242	2,164	53
Commercial Real Estate and Commercial	11,885	13,304	1,419	11,809	366
Consumer	—	—	—	—	—
Total
Residential Real Estate	$7,937	$9,544	$1,607	$8,299	$245
Construction	—	—	—	—	—
Land and Land Acquisition	3,619	4,861	1,242	3,628	91
Commercial Real Estate and Commercial	12,136	13,555	1,419	12,098	392
Consumer	—	—	—	—	—

An age analysis of past due loans as of September 30, 2011 is as follows:

	Two payments	Three payments	Non-Accrual	Total
	Past Due	Past Due	Loans	Past Due	Current	Total
	(dollars in thousands)
Residential Real Estate	$4,006	$343	$5,870	$10,219	$108,636	$118,855
Construction	—	—	—	—	3,816	3,816
Land and Land Acquisition	2,143	266	3,410	5,819	4,186	10,005
Commercial Real Estate and Commercial	6,023	705	5,991	12,719	74,262	86,981
Consumer	—	—	—	—	454	454
Total	$12,172	$1,314	$15,271	$28,757	$191,354	$220,111

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

Loans on which the recognition of interest has been discontinued amounted to approximately $15.3 million and $27.1 million at September 30, 2011 and December 31, 2010, respectively.  If interest income had been recognized on those loans at their stated rates during the period ending September 30, 2011 and 2010, interest income would have been increased in each period by approximately $1.4 million. The total allowance for loan losses on these impaired loans was approximately $3.6 million at September 30, 2011 and $5.7 million at December 31, 2010.

Period-end impaired loans were as follows:

	September 30, 2011	December 31, 2010

Balance of impaired loans with no allocated allowance	$2,756	$4,641
Balance of impaired loans with an allocated allowance	26,083	34,143

Total recorded investment of impaired loans	$28,839	$38,784

Amount of the allowance allocated to impaired loans	$4,268	$5,693

The impaired loans included in the table above were comprised of collateral dependent 1-4 residential real estate, lot loans and commercial real estate loans. The average recorded investment in impaired loans was $24.0 million and $25.0 million at September 30, 2011 and December 31, 2010, respectively.

A troubled debt restructure (“TDR”) is when we grant a concession to borrowers that the Bank would not otherwise have considered due to a borrower’s financial difficulties.  All TDRs are considered “impaired”.  The substantial majority of our residential real estate TDRs involved reducing the interest rate for a specified period.  We also have restructured loans involving the restructure of loan terms such as a reduction in the payment requiring interest only payments and/or extending the maturity date of these loans.

We had approximately $15.9 million in TDRs, with approximately $1.5 million added during the three month period ending September 30, 2011, the majority of which were on accrued status.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

	TDR’s on Non-	TDR’s on	Total
September 30, 2011 (in thousands)	Accural Status	Accrual Status	TDR”S

Residential Real Estate	$805	$3,603	$4,408
Land and Lot Loans	887	1,477	2,364
Commercial Real Estate	687	8,488	9,175

Total TDR’s	$2,379	$13,568	$15,947

	TDR’s on Non-	TDR’s on	Total
December 31, 2010 (in thousands)	Accural Status	Accrual Status	TDR”S

Residential Real Estate	$—	$1,671	$1,671
Construction Loans	—	224	224
Land and Lot Loans	782	1,043	1,825
Commercial Real Estate	—	8,787	8,787

Total TDR’s	$782	$11,725	$12,507

We consider an impaired loan to be performing to its modified terms if the loan is not past due 30 day or more as of the report date.

The following reflects a summary of TDR loan modifications outstanding and respective performance under the modified terms as of September 30, 2011:

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

	TDR’s	TDR’s Not
	Performing to	Performing to	Total
September 30, 2011 (in thousands)	Modified Terms	Modified Terms	TDR”S

Residential Real Estate
Rate reduction	$2,776	$936	$3,712
Extension or other modification	696	—	696
Total residential TDR’s	$3,472	$936	$4,408

Land and Lot Loans:
Rate reduction	$853	$958	$1,811
Extension or other modification	553	—	553
Total Land and Lot Loans	$1,406	$958	$2,364

Commercial:
Rate reduction	$7,767	$1,408	$9,175
Extension or other modification	—		—
Total commerical TDR’s	$7,767	$1,408	$9,175
Total TDR’s	$12,645	$3,302	$15,947

	TDR’s	TDR’s Not
	Performing to	Performing to	Total
December 30, 2010 (in thousands)	Modified Terms	Modified Terms	TDR”S

Residential Real Estate
Rate reduction	$1,762	$—	$1,762
Extension or other modification	132	—	132
Total residential TDR’s	$1,894	$—	$1,894

Land and Lot Loans:
Rate reduction	$1,043	$783	$1,826
Extension or other modification	—	—	—
Total Land and Lot Loans	$1,043	$783	$1,826

Commercial:
Rate reduction	$8,787	$—	$8,787
Extension or other modification	—		—
Total commerical TDR’s	$8,787	$—	$8,787
Total TDR’s	$11,724	$783	$12,507

6.       Investments and Mortgage-Backed Securities

Investment securities consist of the following:

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

	September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$44,462,382	$570,457	$1,950	$45,030,889
FNMA Agencies	4,996,563	8,887	—	5,005,450
Farmer Mac	5,000,000	1,300	—	5,001,300
Municipal Bonds	2,292,516	43,348	—	2,335,864
	$56,751,461	$623,992	$1,950	$57,373,503

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$9,811,049	$326,524	$160,450	$9,977,123
FNMA Agencies	4,985,020	25,330	—	5,010,350
Farmer Mac	5,000,000	—	203,550	4,796,450
Municipal Bonds	2,295,741	31,259	—	2,327,000
	$22,091,810	$383,113	$364,000	$22,110,923

Mortgage-backed securities consisted of the following:

	September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
GNMA certificates	$7,760,109	$309,979	$—	$8,070,088
Private label collaterized mortgage obligations	18,388,822	7,792	742,553	17,654,061
FHLMC pass-through certificates	5,249,803	138,571	—	5,388,374
FNMA pass-through certificates	12,178,375	478,915	—	12,657,290
Other pass-through certificates	13,064,911	653,709	—	13,718,620
	$56,642,020	$1,588,966	$742,553	$57,488,433

Weighted average interest rate	4.68%

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

Gross unrealized losses and fair value by length of time that the individual available-for-sale investment and mortgage-backed securities have been in a continuous unrealized loss position is as follows:

	September 30, 2011		December 31, 2010
		Continuous		Continuous
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Less than 12 months
FHLB Agencies	$5,000,000	$1,950	—	—

More than 12 months
Other pass-through	17,219,789	742,553	23,182,150	1,582,644

Total	$22,219,789	$744,503	$23,182,150	$1,582,644

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

We believe that the unrealized losses, included in the table above, are temporary.  The unrealized losses are driven by market illiquidity causing price deterioration.  Because our intention is not to sell the MBS and it is not more likely than not that we will be required to sell the MBS before recovery of their amortized cost bases, which may be maturity, as such, management does not consider these MBS to be other-than-temporarily impaired at September 30, 2011.

There are five remaining non-agency MBS that have been rated less than investment grade by at least one rating agency.  The remaining portfolio is U.S. Government securities.  We continue to aggressively monitor the performance of these securities and the underlying collateral.

Proceeds from the sales and calls of investment securities were as follows for the nine months ending September 30, 2011:

	September 30, 2011
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales

FNMA - Agency Callable	$14,986,777	$15,057,812	$71,035
FHLB - Agency Callable	4,995,134	5,065,626	70,492
	$19,981,911	$20,123,438	$141,527

Proceeds from the sale of mortgage-backed securities were as follows for the nine months ending September 30, 2011:

	September 30, 2011
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales

FNMA -available for sale	$3,256,987	$3,475,190	$218,203
FHLMC - available for sale	7,715,995	7,898,844	182,849
	$10,972,982	$11,374,034	$401,052

7.       New Accounting Pronouncements

All pending but not yet effective Accounting Standards Updates (“ASU”) were evaluated and only that listed below could have a material impact on our financial condition or results of operations.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The provisions of ASU No. 2011-02 became effective for the Company for the interim reporting period ended September 20, 2011.  The Company adopted this statement with no material impact on its financial condition or results of operations except for additional financial statement disclosures.

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

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”) banks are no longer prohibited from paying interest on demand deposit accounts, including those from businesses, effective July 21, 2011.  It is not clear what affect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability.

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

Recent Regulatory and Related Developments

On June 3, 2011, WSB Holdings, Inc. (the “WSB”) and the Bank, entered into separate Supervisory Agreements (the “Agreements”) with the Office of Thrift Supervision (the “OTS”), their primary banking regulator on such date.  Pursuant to regulatory changes instituted by the Dodd-Frank Act, the WSB is now regulated by the Board of Governors of the Federal Reserve (the “Federal Reserve”) and the Bank is now regulated by the Office of the Comptroller of the Currency (the “OCC”).

The Holding Agreements, which are formal enforcement actions initiated by the OTS, require WSB and the Bank to take certain measures to improve their safety and soundness and maintain ongoing compliance with applicable laws.  During the course of a routine review at the Company by the OTS bank, examiners identified certain supervisory issues, primarily related to our classified assets.  The Supervisory Agreements formulized the current understandings of both the Company and the OTS of the actions that WSB, the Bank and their Board of Directors must undertake to address the issues.  Each Agreement will remain in effect until terminated, modified or suspended by the Federal Reserve or OCC, as applicable.

We have adopted many of the requirements required by the Supervisory Agreements and have submitted the information to the appropriate regulators for their approval.

For additional information regarding the Agreements, please see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011.  The Agreements are also filed as Exhibits 10.12 and 10.13 to our quarterly report for the period ending June 30, 2011.

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses.  Information concerning this policy is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).  There were no significant changes in this accounting policy during the nine months ending September 30, 2011.

Consolidated Results of Operations

Net income for the three and nine months ended September 30, 2011 was $410,000, or $0.05 per basic and diluted share, and $966,000, or $0.12 per basic and diluted share, respectively, compared to net loss of $2.1 million or ($0.26) per basic share and diluted share and $4.2 million, or ($0.54) per basic and diluted share, respectively, for the corresponding 2010 periods.  Net income for the three and nine month periods ended September 30, 2011, represents an increase $2.5 million, or 120%, and $5.1 million, or 123%, over the same periods last year.

The increase in net earnings for the three month period is primarily the result of the $3.2 million increase in non-interest income, our allocating $100,000 to the allowance for loan losses as compared to $950,000 during the three months ended September 30, 2010, and the $265,000 decrease in non-interest expenses as compared to the same period last year.  The increase in net earnings for the nine month period is primarily the result of our allocating $200,000 to the allowance for loan losses as compared to $3.4 million for the nine months ending September 30, 2010, the $3.2 million increase in non-interest income and the $2.6 million decrease in non-interest expenses compared in the prior year period.  The increase in non-interest income for the three and nine month periods is primarily attributable to the $2.9 million other than temporary charge recognized during the third quarter of 2010, for which there was no comparable charge this year.  Also, non-interest expenses decreased during the nine month period ending September 30, 2011 primarily as a result of the $2.0 million one-time debt pre-payment penalty that we recognized during the second quarter of 2010, for which there was no comparable expense this year.

Interest Income/Expense

Total interest income decreased $426,000, or 8.5%, and $2.4 million, or 14.7%, respectively, for the three and nine month periods ending September 30, 2011, compared to the corresponding periods last year, due primarily to a decrease in both the average volume and average yield on interest-earning assets.

The average nine month balance of interest-earning assets decreased to $361.6 million for the nine months ending September 30, 2011 from $386.9 million for the nine months ending September 30, 2010, due primarily to a decrease in MBS and loans held for investment, offsetting the increase in investment securities.  The decrease in MBS is primarily the result of selling approximately $11.0 million of MBS and receiving principal pay-downs.   The average yield on our interest-earning assets decreased to 5.125% during the nine months ended September 30, 2011 from 5.57% during the same period in 2010.  The decrease is primarily the result of lower interest rates on our MBS and investment securities compared to the same period last year due to a lower interest rate environment.  In addition, we increased our restructured loans by approximately $6.2 million, which had significantly lower interest rates after such restructuring, in the 2011 period compared to the same period last year, which also negatively impacted the yield on our interest-earning assets.

Total interest expense decreased $406,000, or 22.0%, and $2.1 million, or 31.3%, respectively, for the three and nine month periods ended September 30, 2011, compared to the same periods in the prior year.  The decrease was attributable to a decrease in both the average balance, resulting primarily from the maturities of approximately $25.0 million in our brokered certificate of deposits, and the average interest rate on our interest-bearing liabilities.  For the nine month period ended September 30, 2011, our average interest-bearing liabilities were $333.6 million with an average rate of 1.85%, compared to $356.2 million with an average rate of 2.52% for the corresponding period last year.

Net interest income decreased $20,000, or 0.6%, and $293,000, or 3.1%, respectively, for the three and nine month periods ended September 30, 2011, compared to the same periods in the prior year.  Due to a lower average cost of our interest-bearing liabilities, our net interest rate spread increased to 3.27% for the nine month period ended September 30, 2011 from 3.05% for the same periods in the prior year.  The ratio of our interest-earning assets to interest-bearing liabilities decreased to 108.41% from 108.62%.

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

The allowance for loans losses is very subjective in nature, relying significantly on historical loss experience, collateral valuations available to management on specific loans, and economic conditions.  The challenges caused by the recent recession and continuing high unemployment levels and uncertain real estate valuations have resulted in the Bank shortening its loss history look back period used for the allowance for loan losses from 36 months to 12 months during the third quarter of 2010.  We continue to be mindful of the continued problems within the economy and its impact on our loan portfolio as well as the inherent risk within the portfolio, and management will make adjustments to the allowance and loan loss provision as necessary. The shortened loss history component of our calculation of the allowance for loan losses was due, in part, to recent recommendations from our regulators.  Based on our review, a provision for $100,000 was necessary for the three month period and $200,000 for the nine month period ending September 30, 2011.

During the nine months ended September 30, 2011, the allowance decreased in net by $2.5 million or 24.3%, to $7.7 million at September 30, 2011 from $10.2 million at December 31, 2010, as a result of net charge-offs of approximately $2.7 million during the nine months ending September 30, 2011. At September 30, 2011, the allowance was 3.52% of total loans held-for-investment, compared to 4.37% of total loans held-for-investment at December 31, 2010.

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

We experienced an increase in charge-offs in our loan portfolio during the nine months ending September 30, 2011 compared to the same period last year.  During the nine months ending September 30, 2011 we recorded loan charge-offs of $2.7 million and recoveries of previous charged-off loans of approximately $27,000 compared to net charge-offs of $1.2 million for the corresponding nine month period last year. The total $2.7 million charge-

offs includes a charge-off of a land and acquisition loan of $1.0 million during the second quarter of this fiscal year.

Assets subject to our Loan Committee review include loans which meet our criteria for classification as sub-standard due to collateral deficiencies that may reflect inherent losses.  Based on the review of the individual loans involved, management estimates inherent losses. We continue to assess the allowance as new and relevant data is obtained.

We believe that the allowance reflects our best estimate of the probable inherent losses existing in our $219.7 million loans-held for investment portfolio as of September 30, 2011.  The $8.1 million loan held-for-sale portfolio has been committed to be purchased by investors at September 30, 2011 and will be settled subsequent to that date.

We have developed a comprehensive review process to monitor the adequacy of the allowance.  The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies and relies on relevant observable data.  The observable data considered in the determination of the allowance is modified as more relevant data becomes available.  The results of this review process support management’s view that the allowance reflects probable losses within the loan portfolio as of September 30, 2011.

Changes in the estimation valuations may take place based on the status of the economy and the estimate of the value of the property securing loans, and as a result, the allowance may increase or decrease.  Future adjustments could substantially affect the amount of the allowance.

The following occurred during the nine months ending September 30, 2011, which impacted the allowance analysis:

•                  We experienced defaults in 1-4 family residential loans of approximately $726,000.

•                  We experienced defaults in lot and land acquisition loans of approximately $1.5 million.

•                  We experienced defaults in commercial loans of approximately $434,000.

All of the above-referenced loan defaults were charged off to the allowance for loan losses during the nine months ended September 30, 2011.  The amounts indicated reflect charge-offs, net of recoveries.  In addition, we had a lower amount of nonperforming loans outstanding during the three and nine month periods ending September 30, 2011 as compared to the 2010 periods, which also impacted the analysis, resulting in a lower level of the allowance during 2011.

We believe our evaluation as to the adequacy of the allowance as of September 30, 2011 is appropriate, and caution the reader that the provisioning for the three and nine month periods is not necessarily indicative of future provisioning.  Subjective judgment is significant in the determination of the provision and allowance, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans. The establishment of allowance factors is a continuing exercise, based on management’s assessment of the factors and their impact on the portfolio, and that allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and/or charge-off is normal and to be expected.  See above for discussion of some of the factors that have had a significant impact in the evaluation of the adequacy of our allowance.

We review on a monthly basis the adequacy of the allowance, and make provisions accordingly to meet the deemed losses within the portfolio.  Based on this review, a provision for $100,000 was deemed necessary for the three month period ending September 30, 2011.  For a better understanding and a more complete description of the allowance and the evaluation process, refer to the 2010 Form 10-K.

As shown below in tabular format, there was an increase in charge-offs compared to the comparable period last year.  In addition, we believe there are additional, unidentified, probable losses within the portfolio, which may be reflected as charge-offs against the allowance in future quarters as these losses manifest themselves and loan collection efforts continue.

	2011			2010
	3rd Qtr	2nd Qtr	1st Qtr	3rd Qtr	2nd Qtr	1st Qtr
Provision for loan losses	100,000	$100,000	$0	$950,000	$2,400,000	$0

Loan charge-offs	498,988	$1,741,128	$466,104	$19,621	$560,091	$1,024,081
Loan recoveries	12,590	6,012	7,755	78,146	311,797	3,929
Net Charge-offs	486,398	$1,735,116	$458,349	$(58,525)	$248,294	$1,020,152

Allowance for loan losses at period end	7,739,928	$8,126,326	$9,761,442	$10,321,766	$9,313,241	$7,161,535

Total loans held for investment at at period end	219,663,498	226,637,073	$235,551,909	$237,575,643	$243,946,209	$248,337,943

Allowance to total loans held for investment at period end	3.52%	3.59%	4.14%	4.34%	3.82%	2.88%

The fair value of impaired loans may be estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2011, all of the impaired loans were evaluated based upon the fair value of the collateral and/or discounted cash flows. Management’s analysis of our impaired loans represents a level of reserves of approximately $4.3 million for the period ending September 30, 2011 compared to approximately $5.7 million at December 31, 2010.

Our policy is to charge off all or that portion of our investment in an impaired loan upon a determination that it is probable the full amount will not be collected.  At September 30, 2011, total impaired loans were $28.8 million, or 13.13% of total loans held for investment, compared to $38.8 million, or 16.57% of total loans held-for-investment, at December 31, 2010.  Non-performing loans consisted of $15.3 million that were non-accrual loans at September 30, 2011 and approximately $15.9 million of troubled debt restructured loans.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

	At September 30,	At December 31,
	2011	2010
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single family	$4,396	$9,164
Land	3,410	5,947
Construction	—	1,648

Non-mortgage loans:
Consumer	—	3
Commercial	5,990	10,298
Non-residential	1,475	—
Total non-accrual loans	15,271	27,060

Foreclosed real estate	5,722	6,056

Total non-performing assets	$20,993	$33,116

Total non-performing loans to total
loans held-for-investment	6.95%	11.54%

Allowance for loan losses to total non-performing loans	50.68%	37.77%

Total non-performing loans to total assets	4.02%	6.83%

Total non-performing assets to total assets	5.53%	8.36%

A troubled debt restructuring (“TDR”) means that, due to a borrower’s current financial difficulties, we have granted a concession to the borrower that we would not otherwise have considered.  We do this when we believe the borrower may default on the loan without such concession and we believe the concession will increase the borrower’s ability to remain current on the loan, in order to maximize recovery of our investment. The majority of our TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), lowering of the interest rate and/or extending the maturity date of the loan.  All TDRs are reported as “impaired” but not reported as non-performing loans unless the restructured loans are more than 90 days delinquent or on non-accrual status.  As of September 30, 2011, we had $15.9 million in TDRs, of which $2.4 million were on non-accrual status, compared to $12.5 million in TDRs, of which 1.0 million were on non-accrual status, as of December 31, 2010.

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

Non-Interest Income

Total non-interest income increased $3.2 million, or 146.8%, and $3.2 million, or 1104.2%, respectively, for the three and nine month periods ended September 30, 2011, compared to the same periods in the prior year.   The increase for both the three and nine month periods is primarily attributable to the $2.9 million other than temporary charge recognized during the third quarter of 2010, for which there was no comparable charge this year.  Also affecting the increase for the three month periods ending September 30, 2011 are increases in our gain on the sale of loans sold in the secondary market and gain on the sale of investment securities.  The nine month period was also impacted by increases in our gain on the sale of loans and gain on the sale of real estate acquired in settlement of loans, partially offset by a decrease in the gain on sale of investment securities.

Gain on the sale of loans increased $133,000 and $431,000 respectively, for the three and nine months ending September 30, 2011, compared to the same periods last year.  The increase is primarily due to an increase in number of originations and the premiums associated with loans sold in the secondary market.  Our ability to realize gains in future periods will depend largely on interest rates and the demand for mortgage loans.

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

Gain on the sale of mortgage-backed securities and investment securities for the three month period ending September 30, 2011, was approximately $128,000 pretax, $78,000 net of tax, compared to $13,000 pretax, $8,000 net of tax, during the same period last year.  Gain on the sale of investments for the nine month period was approximately $543,000 pretax, $329,000 net of tax, compared to $782,000 pretax, $474,000 net of tax, for the same nine month period last year.  Gain on the sale of these investments is the result of the Bank selling approximately $11.0 million of our MBS resulting in a gain of $401,000 during the nine month period ended September 30, 2011.  We did not sell any MBS during the three months ended September 30, 2011.  However, $5.0 million in callable agency paper was called and an additional $10.0 million of agency paper was sold during the three months ended September 30, 2011, resulting in a $128,000 gain for the quarter, bringing the total investments sold and called to $20.0 million for a total gain of $141,000 for the nine months ending September 30, 2011.  We believed there was a good opportunity to receive a premium on the investment securities and MBS sold during the three and nine month period and therefore decided to sell the investments that generated these gains.  Gain on the sale of investments for the three and nine months ending September 30, 2010 was the result of the Bank selling approximately $14.1 million of our callable agencies to offset the one-time debt pre-payment penalty that we recognized in non-interest expense due to the payoff of $30.0 million in other borrowings that we had with a third party, and because there were more opportunities to sell MBS securities at a gain during the same nine month period of 2010.

The gain on the sale of real estate acquired in settlement of loans for the nine month period ending September 30, 2011 is the result of the sale of eight properties for a net gain of $46,000 compared to a net loss of $37,000 on the sale of nine properties during the same period last year.  The gain during the nine month period was the result of a $161,000 gain on the sale of four properties, partially offset by losses on the sale of the other four properties during the nine-month period.  In the current economic environment, property values have a material result in our selling these properties.  Management may determine it in our best interests to sell the properties at a lower price than the value we had assigned to them as real estate owned in settlement of loans in order to avoid the ongoing expense associated with maintaining these properties in our portfolio, including maintenance, costs and property taxes, and with selling the properties at a later date.

Non-Interest Expenses

Non-interest expenses decreased $265,000, or 7.3% and $2.6 million, or 19.6%, respectively, for the three and nine month period ending September 30, 2011, as compared to the corresponding prior year periods.

The decrease in non-interest expenses for the three month period was primarily due to decreases of $95,000 in our FDIC insurance and $91,000 in the provision for losses on real estate acquired in settlement of loans and $84,000 in other expenses, offset by an increase of $53,000 in professional services.  The decrease for the nine month period was primarily due to the $2.0 million debt pre-payment penalty we paid during the second quarter of 2010, for which there was no corresponding expense for the nine months ended September 30, 2011.  The decrease for the nine month period also is the result of decreases of $507,000 in the provision for losses on real estate acquired in settlement of loans, $270,000 in FDIC premiums and $165,000 in other expenses, partially offset by an increase of $422,000 in salaries and benefits compared to the same nine month periods last year and.

The $2.0 million pre-payment penalty recognized last year was the result of a one-time termination fee that we incurred as a result of the early payoff of $30.0 million in other borrowings to a third party.  Although this transaction resulted in a net loss for last year, it has allowed the Bank to reduce its cost of funds.

We recognized an expense of $1,000 and $84,000, respectively, for the three and nine month periods ending September 30, 2011 for the provision for losses on real estate acquired in settlement of loans as compared to $92,000 and $591,000, respectively, for the corresponding periods last year.  We continue to obtain updated appraisals and/or evaluations on the properties that have been classified as real estate owned, which resulted in additional write downs of certain properties as a result of continuing declines in real estate prices, though to a lesser extent than last year.

The decreases in deposit insurance premiums during both the three and nine month periods ended September 30, 2011 is primarily the result of an overall decrease in FDIC assessment rates as a result of changes to the FDIC assessment calculation.

The increase in salaries and benefits during the nine month periods is primarily associated with the growth of the mortgage lending department during the second half of 2010 as well as annual increases and increased employee benefits expenses as compared with the same periods last year.  Benefit costs increased due to higher medical and life insurance premiums.

The increase in professional services for the three month period is the result of pending litigation on one of our commercial loans that required additional legal services.

The decrease in other expenses is primarily the result a reduction of foreclosure expenses.

Income Taxes

A tax expense of $503,000 was recorded for the nine months ended September 30, 2011, compared to a tax benefit of $3.0 million for the same period last year.  The tax expense for the period ending September 30, 2011 includes an exclusion of income for the bank owned life insurance and state income tax benefit attributable to our investment portfolio which consists of U.S. Agencies.  The tax benefit for the period ending September 30, 2010 was primarily due a net loss primarily attributable to the other than temporary impairment and the pre-payment penalty expense that was recognized during the nine month ending September 30, 2011 partially offset by a reversal of a portion of a reserve established for an uncertain tax position resulting from a settlement of an IRS examination and, to a lesser extent, the exclusion from taxable income for the bank owned life insurance and a tax benefit attributable to our investment portfolio which consists of U.S. Agencies.  The effective tax rates were 34.3% and (42.3%) for the respective nine month periods ended September 30, 2011 and 2010.

Liquidity and Capital Resources

Total assets were $379.5 million and $395.9 million at September 30, 2011 and December 31, 2010, respectively. The decrease in assets at September 30, 2011, compared to December 31, 2010, was primarily attributable to decreases in cash and loans held for sale partially offset by an increase in the available for sale investment securities.   Loans classified as held for sale fluctuate based on the outstanding balance of money due us from the investors that the loans were sold to.  At December 31, 2010, we had $24.2 million to be funded compared to $8.1 million at September 30, 2011.  The excess funds received from these sales and the excess cash were used to purchase investment securities available for sale.

Deposits were $246.3 million at September 30, 2011, compared to $266.6 million at December 31, 2010.  The decrease in deposits at September 30, 2011, compared to December 31, 2010, was primarily due to a decrease in our brokered certificate of deposits partially offset by an increase in our savings accounts, primarily money market accounts.  During this period, our rates on money fund accounts were slightly higher than the Bank’s competitors, resulting in an increase in our core deposits.  Approximately $25.0 million of our certificate of deposits (“CDs”) classified as broker deposits matured and were not renewed.  We do, however, intend to renew broker deposits maturing during the fourth quarter of 2011 and first quarter of 2012.  Management anticipates continuing to utilize excess funding liquidity to offset a runoff of higher cost CDs which were previously originated to fund loan production.

Borrowings at September 30, 2011 and December 31, 2010 are as follows:

	Balance as of
	September 30,	Weighted	December 31,	Weighted
	2011	Avg Rate	2010	Avg Rate

FHLB-advances -fixed	$76,000,000	2.56%	$76,000,000	2.64%
FHLB - Daily rate credit	1,000,000	0.35%	—
	$77,000,000		$76,000,000

Total borrowings are $77.0 million as of September 30, 2011.  We maintain funding activities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion.  To the extent we do not or cannot use FHLB borrowings, we would expect to rely on alternative funding sources, including our deposit base and correspondent bank lines of credit.  Our remaining credit availability for additional FHLB advances at September 30, 2011 is $39.7 million. We currently have unused lines of credit with our correspondent banks in the amount of $7.0 million.

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

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital.  The Bank’s regulatory capital and regulatory assets below also reflect decreases of $1.5 million and $885,000, respectively, which represents unrealized gains (after-tax for capital deductions and pre-tax for asset deductions, respectively) on MBS and investment securities classified as available for sale.  In addition, the Bank’s risk-based capital reflects an increase of $2.8 million in the general loan loss reserve during the nine months ended September 30, 2011.  The loan loss reserve factor represents 1.25% of the Bank’s risk-weighted assets.  The following table shows regulatory thrift capital ratios required, the Bank’s actual ratios, and the amount by which the Bank’s ratios exceed required capital ratios, as of September 30, 2011.

Capital Category	Regulatory Ratios Required	Bank’s Amount and Ratio	Bank’s Excess of Requirements	Calculations	Based Upon
Leverage	$14,793,410	$43,065,938	$28,272,528	$43,065,938	Regulatory Capital
	4.00%	11.64%	7.64%	$369,835,259	Regulatory Assets

Tangible	$5,547,529	$43,065,938	$37,518,409	$43,065,938	Regulatory Capital
	1.50%	11.64%	10.14%	$369,835,259	Regulatory Assets

Risk-Based	$17,730,248	$45,844,951	$28,114,703	$45,844,951	Regulatory Capital
	8.00%	20.69%	12.69%	$221,628,096	Risk-Weighted Assets

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

The Qualified Thrift Lender Test currently requires that “qualified thrift investments” be at least 65% of portfolio assets as defined by the Office of Comptroller of the Currency (“OCC”).  At September 30, 2011, our ratio was approximately 81% of defined portfolio assets.

Off-Balance Sheet Transactions

We are a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated Statement of Financial Condition.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Commitments to originate new loans	$500,000
Unfunded commitments to extend credit under existing construction, equity line and commercial lines of credit	15,421,925
Standby letters of credit	241,539
Commitments to sell loans held-for-sale	8,111,211

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

Information Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. The statements presented herein with respect to, among other things, our expectations regarding diversifying our loan portfolio when our nonresidential loan demand picks up, the impact of future potential economic conditions, future changes in interest rates and the impact of such changes on us, the allowance for loan losses, renewal of upcoming broker deposits, our anticipated use of excess funding liquidity, the Bank’s continuing to meet its capital requirements and future sources of liquidity are forward-looking.

Forward-looking statements are based on our current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions and assumptions and results may ultimately vary from the statements made in this report.  Our future results and prospects may be dependent upon a number of factors that could cause our performance to differ from the performance anticipated or projected in these forward-looking statements or to compare unfavorably to prior periods.  Among these factors are: (a) changes we make as a result of our ongoing review of our business and operations; (b) implementation of changes in lending practices and lending operations; (c) changes made as a result of the Board of Directors’ ongoing review of our capital management plan; (d) changes in accounting principles; (e) government legislation and regulation, including regulations adopted pursuant to the Dodd-Frank  Act; (f) changes in interests rates; (g) further deterioration of economic conditions or a slowing recovery; (h) credit or other risks of lending activity, such as changes in real estate values and changes in the quality or composition of our loan portfolio; (i) the impact of any legal or regulatory proceedings; and (j) other expectations, assessments and risks that are specifically mentioned in this report and in such other reports filed with the Securities and Exchange Commission. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected.  Unless required by law, we do not undertake, and specifically disclaim any obligation, to publicly update or revise any forward- looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.               Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2011.

During the period covered by this report, there were no changes (including corrective actions with regard to significant or material weaknesses) in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.               Legal Proceedings

From time to time we may be involved in ordinary routine litigation incidental to our business.  At September 30, 2011, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.                     Risk Factors

There have been no other material changes in the risk factors from those disclosed in Item 1A “Risk Factors” in our 2010 Form 10-K and Quarterly Report for the quarterly period ended June 30, 2011.

Item 6.             Exhibits

31.1                           Rule 13a-14(a) Certification of Principal Executive Officer (Filed herewith).

31.2                           Rule 13a-14(a) Certification of Principal Financial Officer (Filed herewith).

32.1                           Section 1350 Certification of Principal Executive Officer and Principal Financial Officer (Furnished herewith).

101                              The following materials from WSB Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text - (Furnished herewith).*

*Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSB HOLDINGS, INC.

		By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

		By:	/s/ Carol A. Ramey
Carol A. Ramey
Senior Vice President and Chief Financial Officer

Date:	November 10, 2011