Form 10-K
period 2011-12-31
WSB Holdings Inc
filed 2012-03-22
CIK 1415022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $12,408,932 as of June 30, 2011.

Number of shares of Common Stock outstanding on March 14, 2012, was 7,995,232.

Documents Incorporated by Reference:

Part III - Proxy Statement for 2012 Annual Meeting of Stockholders

Form 10-K Table of Contents

i

PART I

Item 1.  Business

WSB Holdings, Inc. (“WSB” or the “Company”) became the holding company of The Washington Savings Bank, F.S.B. (the “Bank”) as of January 3, 2008.

The Bank is a federally chartered, federally insured, stock savings bank which was organized in 1982 as a Maryland-chartered, privately insured savings and loan association.  It received federal insurance in 1985 and a federal savings bank charter in 1986.  The Bank is a member of the Federal Home Loan Bank (“FHLB”) system and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum amount provided by law.   We are subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

We have five savings branches in Maryland. They are located in Bowie, Waldorf, Crofton, Millersville and Odenton, all of which are adjacent to the Baltimore-Washington corridor. Also located in our corporate headquarters are our commercial lending group and our retail mortgage group.  Our retail mortgage group also has offices in Northern Virginia and in Catonsville, Greenbelt and Annapolis, Maryland.

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

Lending Activities

General. Lending by the Bank has historically focused on residential mortgage loans and construction loans on residential projects.  The following table sets forth information concerning our loan portfolio net of deferred fees at the dates indicated:

	December 31,								July 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Held for Sale:
Single-family	$10,245	4.62%	$24,170	9.36%	$8,304	3.22%	$5,787	2.34%	$4,378	2.06%

Held for Investment:
Permanent mortgage loans:
Single-family(1)	81,407	36.73%	78,710	30.48%	82,773	32.14%	78,502	31.69%	80,616	37.95%
Non-residential	35,262	15.90%	41,203	15.96%	42,586	16.54%	9,527	3.85%	10,761	5.07%
Land	7,447	3.36%	11,696	4.53%	14,031	5.45%	17,395	7.02%	25,262	11.89%
Construction loans:
Single-family	3,969	1.79%	4,460	1.73%	5,403	2.10%	14,725	5.94%	34,263	16.13%
Other property	492	0.22%	1,756	0.68%	1,883	0.73%	3,913	1.58%	7,583	3.57%
Other:
Consumer installment loans	354	0.16%	334	0.13%	328	0.13%	196	0.08%	131	0.06%
Account loans	150	0.07%	206	0.08%	157	0.06%	169	0.07%	338	0.16%
Commercial loans:
Commercial -secured by real estate	80,134	36.14%	92,450	35.80%	99,131	38.49%	117,117	47.28%	49,060	23.10%
Commercial	2,263	1.01%	3,249	1.25%	2,944	1.14%	396	0.16%	32	0.02%
	211,478	95.38%	234,064	90.64%	249,236	96.78%	241,940	97.66%	208,046	97.94%

Total loans receivable	$221,723	100.00%	$258,234	100.00%	$257,540	100.00%	$247,727	100.00%	$212,424	100.00%

(1) Includes $1.9 million, $2.6 million, $1.2 million, $1.5 million and $1.8 million of second mortgage loans at December 31, 2011, 2010, 2009, 2008 and July 31, 2007, respectively.

Contractual Maturities.  The following table reflects the approximate schedule of contractual principal repayments of the held-for-investment loan portfolio at December 31, 2011.  With respect to adjustable rate loans, the following table reflects the approximate schedule of contractual maturities:

Approximate Principal	Real estate Mortgage Loans		Real Estate Construction Loans		Consumer Installment and Account Loans		Commercial and Commercial Real Estate Loans
Repayments	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable
Contractually Due	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Total
	(dollars in thousands)

Within one year	$18,180	$—	$4,155	$—	$157	$—	$29,026	$—	$51,518
After one year through five years	32,577	—	306	—	288	—	20,764	—	53,935
After five years	71,879	1,480	—	—	59	—	28,049	4,558	106,025
Total	$122,636	$1,480	$4,461	$—	$504	$—	$77,839	$4,558	$211,478

Prepayment Experience.  Contractual principal repayment terms do not necessarily reflect the actual repayment experience within the loan portfolio.  The average lives of mortgage loans are expected to be substantially less than their contractual terms due to loan prepayments and refinancings.  The following table presents estimated maturities of our loan portfolio based upon our historic prepayment experience.  With respect to adjustable rate loans, the following table reflects the approximate schedule of contractual maturities:

	Real estate Mortgage Loans		Real Estate Construction Loans		Consumer Installment and Account Loans		Commercial and Commercial Real Estate Loans
Estimated	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable
Prepayments	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Total
	(dollars in thousands)

Within one year	$24,825	$—	$4,155	$—	$157	$—	$29,026	$—	$58,163
After one year through five years	62,060	—	306	—	288	—	20,764	—	83,418
After five years	35,751	1,480	—	—	59	—	28,049	4,558	69,897
Total	$122,636	$1,480	$4,461	$—	$504	$—	$77,839	$4,558	$211,478

Origination, Purchase and Sale of Loans.  As a federal savings bank, the Bank has authority to originate and purchase loans secured by real estate located throughout the United States.  Generally, we make loans in and around our market area, which primarily is the Baltimore-Washington corridor. Historically, we have not engaged in the purchasing of loans.

In addition to accepting loan requests from our customer base, we employ 18 mortgage loan originators compensated primarily on an incentive basis and two commercial loan originators compensated primarily on a salary basis.  The loan originators and other members of our management maintain contacts with local builders, developers and realtors, which provide us with additional potential customers.  The Bank also enhances its business contacts within the communities it serves by participating in local civic organizations.

The Bank originates residential loans for its portfolio and for sale in the secondary market.  Our general practice has been to sell loans on an individual basis to various lenders throughout the country, without retaining loan servicing rights (commonly referred to as “servicing released”).  In general, higher interest rate loans, such as commercial loans, second mortgages, construction loans, and construction/permanent loans, are held in the Bank’s portfolio, while conforming first mortgages are sold at or shortly after origination. During this period of slow demand in other areas of lending, we are focusing on increasing mortgage activity in order to reduce balance sheet risk and realize gains on the sale of loans in the secondary market.  Due to slow demand in commercial lending, our management has reduced our commercial business and commercial real estate lending department staff during the last two years.  This has resulted in a decrease in the portfolios of commercial business, commercial real estate, and residential land development loans to commercial borrowers.  We also use available funds to retain certain higher-yielding fixed rate residential mortgage loans in our portfolio in order to improve interest income.  During the past two fiscal years, we originated 896 loans with a principal value of approximately $263.6 million.  The proceeds from loan sales are used to fund loans held for investment, mortgage-backed securities (“MBS”) and investment securities.  We also have approval to sell loans to Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), which enhances our ability to sell our mortgage loans and to convert pools of loans into marketable Ginnie Mae (“GNMA”), FNMA and FHLMC participation certificates.  See “Mortgage-Backed Securities.”

Loan Underwriting Policies.  Under our loan approval policy, all loans approved must comply with federal regulations.  Generally, we will make residential mortgage loans in amounts up to the limits established from time to time by FNMA and FHLMC for secondary market resale purposes.  This amount for single-family residential loans currently varies from $417,000 up to a maximum of $625,500 for certain high-cost designated areas.  We also make residential mortgage loans up to limits established by the Federal Housing Administration (“FHA”) which currently is

$729,500.  The Washington, D.C. and Baltimore areas are both considered high-cost designated areas.  We will, however, make loans in excess of this amount, if we believe we can sell the loans in the secondary market or that the loans should be held in our portfolio.

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

Our lending policy generally requires private mortgage insurance when the loan-to-value ratio exceeds 80%.  We generally do not lend in excess of 90% of the appraised value of single-family residential dwellings even when private mortgage insurance is obtained, except for FHA, Veterans Administration (“VA”) and Farmers Home Administration (“FmHA”) loans, which permit higher loan-to-value ratios.  Underwriting policies on other types of loans are described below.

Under federal law, the aggregate amount of loans that we may make to any one borrower and related entities is generally limited to 15% of the Bank’s unimpaired capital and unimpaired surplus. Our general lending limit at December 31, 2011 was approximately $8.0 million.  We have not made any loans aggregated in excess of this limit.

Single-Family Residential Real Estate Lending.  At December 31, 2011, we had a total of $292.3 million in loans receivable and MBS. Loans secured by first or second mortgages on single-family properties, excluding construction loans, were $81.4 million or 27.85% of total loans receivable and MBS.  MBS were $80.8 million or 27.65% of total loans receivable and MBS.

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

Non-Residential Real Estate Lending.  We make permanent mortgage loans on various non-residential properties, including office buildings and warehouses.  Non-residential loans are made on properties located in or around our market area.  Non-residential real estate lending may entail significant additional risks as compared to single-family residential property lending. At December 31, 2011, non-residential real estate loans represented $35.2 million, or 12.06% of total loans receivable and MBS, and lot and land loans represented $7.4 million, or 2.55%, of our total loans receivable and MBS.

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

Acquisition, development and construction lending, while providing higher yields, may also have greater risks of loss than long-term residential mortgage loans on improved, owner-occupied properties.  At December 31, 2011, acquisition, development and construction loans represented $4.5 million, or 1.53%, of our total loans receivable and MBS.

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

Commercial Lending.  Federal laws and regulations permit thrift institutions to lend up to 20% of total assets in commercial loans on an unsecured basis or secured by collateral other than real estate, provided that amounts in excess of 10% of total assets may be used only for small business loans.  Prior to 2008, commercial lending was a minor component of our lending portfolio and operations.  Since 2008, we expanded this part of our lending business and continue to promote the origination of commercial and commercial real estate lending, but due to slow demand in commercial lending, our commercial portfolio has decreased approximately $15.9 million during 2011 as a result of loan paydowns.  We have, however, recently shifted our focus to increasing our mortgage banking activity, primarily loans sold in the secondary market, during this current period of slow demand for commercial lending.  At December 31, 2011, commercial loans represented $2.2 million, or 0.77%, of total loans receivable and MBS, which was below the limit permitted by the regulations. Commercial loans secured by real estate represented $80.1 million, or 27.42%, of total loans receivable and MBS at December 31, 2011.  In addition, we have issued a limited number of standby letters of credit, generally to development loan customers in connection with development work financed by the Bank.

Consumer Lending.  Federal laws and regulations permit a federally chartered thrift institution to make secured and unsecured consumer loans in an aggregate amount up to 35% of the institution’s total assets.  The 35% limitation does not include home equity loans (loans secured by the equity in the borrower’s residence, but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposits.  We have not actively promoted these kinds of loans. Consumer loans, including loans secured by deposits, represented $504,000, or 0.17%, of total loans receivable and MBS at December 31, 2011.

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

Mortgage-Backed Securities (MBS)

In addition to short-term investments, when management believes favorable interest rate spreads are available, we may invest excess funds in MBS.  GNMA participation certificates represent interests in pools of loans which are either insured by the FHA or guaranteed by the VA.  FHLMC participation certificates are guaranteed by the FHLMC and FNMA participation certificates are guaranteed by the FNMA. The United States is not obligated to fund either FHLMC’s obligations or FNMA’s obligations.  MBS may also be used as collateral for short-term and long-term borrowings, which we may obtain from time to time.  We do not generally employ hedging strategies in connection with a MBS portfolio.

The primary risk of holding these securities is the fluctuation of principal value corresponding to changes in interest rates. Although MBS do not alter the overall maturity of our assets as compared to holding a comparable portfolio of whole loans, they are more liquid than whole mortgage loans. At December 31, 2011, we had $80.8 million MBS in our portfolio. The following table sets forth the book value and estimated market value of the MBS portfolio at the dates indicated.

	December 31,
	2011	2010	2009
	(dollars in thousands)

Mortgage-backed securities:
Amortized cost	$79,752	$58,961	$111,090
Estimated fair value	$80,808	$58,551	$105,409

We sold $11.0 million MBS classified as available-for-sale during the year ending December 31, 2011 and experienced $401,000 pre-tax gain, or approximately $243,000 after tax gain, compared to $5.2 million MBS classified as available-for-sale, experiencing a $470,000 pre-tax loss, or approximately $285,000 after tax loss for the twelve months ending December 31, 2010.  During the year ended December 31, 2010, we also sold $1.8 million classified as held-to-maturity and experienced a $109,000 pre-tax gain, or approximately $66,000 after tax gain. There were no sales of MBS classified as held-to-maturity for the year ended December 31, 2011 and we had no securities classified as held-to-maturity subsequent to the 2010 sale. At December 31, 2011, we had no non-cash other-than-temporary impairment (“OTTI”) charges recognized in net earnings, related to available-for-sale investments as compared to a charge to the consolidated statement of operations of $2.9 million for one of our private-labeled MBS for the period ending December 31, 2010.  The OTTI charge related to a credit loss. For full explanation, please refer to Note 3 of the Notes to Consolidated Financial Statements.

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

The following table sets forth certain information regarding our investment securities (excluding MBS), at carrying value and other interest earning assets at the dates indicated.

	December 31,
	2011	2010	2009
	(dollars in thousands)
Other Investments:
Federal Home Loan Bank stock	$4,504	$5,502	$5,911
FHLB Agencies	37,660	19,784	28,694
Corporate Bonds	4,947	—	—
Municipal Bonds	2,331	2,327	2,359
Total Other Investments	$49,442	$27,613	$36,964

The following table sets forth our scheduled maturities on other investments:

Other Investments Scheduled Maturity Table as of December 31, 2011

	Up to		One to		Five to		More than		Total Investment
	One Year		Five Years		Ten years		Ten Years		Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Other Investments:
FHLB Agencies	$—	—%	$3,893	5.32%	$23,730	3.29%	$10,037	3.67%	$37,660	3.59%
Corporate Bonds			$1,977	4.15%	$2,970	5.00%	$—	—%	$4,947	4.66%
Municipal Bonds	—	—%	—	—%	—	—%	2,330	4.20%	2,330	4.20%
Total Other Investments	$—	—%	$5,870	4.92%	$26,700	3.48%	$12,367	3.76%	$44,937	3.73%

Prepayments and calls on the FHLB Agencies shorten the actual maturity. FHLB and ACBB stock has been excluded from this table as it has no stated maturity.

Approximately $32.0 million short term investments, callable agencies, were called during the twelve month period ending December 31, 2011.  During the twelve month period ending December 31, 2011, we sold approximately $10.0 million in short term agencies.  The sale of these securities was used to reinvest in higher yielding investments which included MBS and corporate bonds.  This was part of management’s efforts this year to continue to strengthen the balance sheet for the future.

Sources of Funds

General.  Deposits are the primary source of the Bank’s funds for use in lending and for other general business purposes.  In addition to deposits, we obtain funds from loan amortizations and prepayments and sales of loans, MBS and investment securities.  We maintain funding facilities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion. Management has begun investing excess cash liquidity in investment grade securities which offer a ready source of collateral for secured borrowings under existing credit facilities. Structured repurchase agreements (“repos”) are financial transactions in which an organization borrows money by selling securities and simultaneously agreeing to buy the securities back later at a higher price, and they function similarly to a secured loan with the securities serving as collateral.  At December 31, 2011, we had borrowings of $84.0 million in the form of advances from the FHLB of Atlanta.

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

The change in the mix of our deposits during 2011, as discussed further in the table below, reflects our emphasis on the growth of core deposits, savings accounts, and less emphasis on longer-term CDs.  We advertise for CDs from time to time generally when we have the need for deposits of specific maturities.  We have received deposits through brokers on an occasional basis in a manner consistent with federal regulations for our current funding obligations, however, we have consciously reduced our reliance on brokered deposits and have focused growth through the branches.

The following table shows the distribution of our deposits by type of deposit, including accrued interest, for the periods indicated.

	2011				2010				2009
	Amount	Percent	Average Balance	Weighted Average Interest Rate	Amount	Percent	Average Balance	Weighted Average Interest Rate	Amount	Percent	Average Balance	Weighted Average Interest Rate
	(dollars in thousands)

Savings accounts	$112,010	45.71%	$104,271	1.08%	$81,517	30.57%	$73,449	1.29%	$60,211	23.71%	$49,966	1.34%
NOW accounts - interest bearing	24,289	9.91	24,637	0.43	24,522	9.20	22,550	0.83	20,504	8.08	19,557	0.79
Checking accounts - non-interest bearing	5,256	2.14	5,490	—	6,512	2.44	8,361	—	9,633	3.80	8,886	—
Time deposits	103,496	42.24	129,034	1.95	154,030	57.79	158,638	2.07	163,473	64.41	187,097	2.64

Total deposits at end of period	$245,051	100.00%	$263,432	1.34%	$266,581	100.00%	$262,998	1.67%	$253,821	100.00%	$265,506	2.09%

Our deposits are insured by the FDIC.  The Bank’s deposits have FDIC insurance coverage of $250,000 per depositor.  The Dodd-Frank Wall Street Reform and Consumer Protection Act signed on July 21, 2010, made permanent the deposit insurance amount of $250,000.

The following table presents, by various interest rate categories, the amounts of time deposit accounts, excluding accrued interest payable of $12,107 at December 31, 2011, which will mature during the periods indicated.

					2016	Total
Time Deposit Accounts					and	Time
by Interest Rate	2012	2013	2014	2015	After	Deposits
	(dollars in thousands)

Balance $100,000 or less(1)
2.50% or less	$40,578	$7,537	$2,222	$719	$5,515	$56,571
2.51% to 5.50%	4,656	2,682	7,840	7,494	—	22,672
Total	$45,234	$10,219	$10,062	$8,213	$5,515	$79,243

Balance greater than $100,000
2.50% or less	$11,858	$3,541	$436	$—	$665	$16,500
2.51% to 5.50%	1,766	396	3,569	2,010	—	7,741

Total	$13,624	$3,937	$4,005	$2,010	$665	$24,241

Grand Total	$58,858	$14,156	$14,067	$10,223	$6,180	$103,484

(1)Brokered accounts consisting of individual accounts issued under master certificates in the broker’s name have been included in the total representing balance of $100,000 or less.

The following table contains information pertaining to approximately 176 certificates of deposit accounts held in excess of $100,000 as of December 31, 2011.

Time Remaining Until Maturity	Certificate of Deposits
(dollars in thousands)

Less than three months	$3,411
3 months to 6 months	1,754
6 months to 12 months	8,459
Greater than 12 months	10,617

Total	$24,241

Borrowings.  At December 31, 2010, total borrowings consisted of $76.0 million in FHLB advances.  To meet our funding needs for the fiscal year ending December 31, 2011, FHLB advance consisted of $8.0 million in daily rate credit bringing the balance of our FHLB advances to $84.0 million at December 31, 2011, as shown in the table below.

FHLB Borrowings

	2011	2010	2009
Beginning Balance at December 31,	$76,000	$99,000	$117,100
Matured	—	(43,000)	(18,100)
Restructured	—	(30,000)	—
New advances replacing the higher rate borrowings	—	30,000	—
New advances during fiscal year	8,000	20,000	—

Ending Balance at December 31,	$84,000	$76,000	$99,000

Our interest expense on our borrowings decreased approximately $1.4 million and $2.4 million for the periods ending December 31, 2011 and 2010.  This decrease is due to the restructuring of our borrowings by which we elected the repayment of $30.0 million of our reverse repurchase agreements resulting in a pre-payment penalty of approximately $2.0 million during the year ending December 31, 2010.

Subsidiaries

WSB, Inc.

The Bank established a wholly owned service corporation subsidiary, WSB, Inc., in 1985. WSB Inc. became a subsidiary of WSB in the holding company reorganization.  WSB, Inc. purchases land to develop into single-family building lots that are offered for sale to third parties.  It also builds homes on certain lots on a contract basis.  During the years ended December 31, 2011 and 2010, WSB, Inc. did not develop any lots. See Note 5 of Notes to Consolidated Financial Statements.

WSB Realty, LLC

The Bank established a wholly-owned operating subsidiary in January 2009 for the purpose of directly or indirectly, acquiring, owning, holding, leasing, developing, managing, operating, investing in or otherwise dealing with various real and personal property.  Management is authorized to take assignment of the right to acquire title to certain properties purchased at foreclosure sales.  Management is authorized to take usual and customary activities toward the acquisition, rehabilitation, sale, rental and disposition of these properties.  At December 31, 2011, WSB Realty, LLC had assets of approximately $1.4 million consisting primarily of other real estate owned.  WSB Realty, LLC reports a net loss of approximately $159,000 for year ending December 31, 2011.

WSB Realty, Inc.

The Bank established a wholly-owned operating subsidiary in September 2010 for the purpose of directly or indirectly, acquiring, owning, holding, leasing, developing, managing, operating, investing in or otherwise dealing with various real and personal property.  Management is authorized to take assignment of the right to acquire title to certain properties purchased at foreclosure sales.  Management is authorized to take usual and customary activities toward the acquisition, rehabilitation, sale, rental and disposition of these properties.  At December 31, 2011, WSB Realty, Inc. had assets of approximately $128,000 consisting primarily of other real estate owned.  WSB Realty, Inc. reports a net loss of approximately $35,500 for year ending December 31, 2011.

Employees

We had 95 full-time and 19 part-time employees at December 31, 2011.  We provide health and life insurance benefits and an employer matching 401(k) plan.  None of the employees are represented by a collective bargaining union.  We believe that we enjoy good relations with our employees.

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

Supervision and Regulation

General

As a federal savings bank, the Bank is subject to extensive regulation and periodic examination by the OCC.  The lending activities and other investments of the Bank must comply with various federal regulatory requirements and the Bank must periodically file reports with the OCC describing its activities and financial condition. The Bank’s deposits are insured by the FDIC through its Deposit Insurance Fund (“DIF”). The Bank is also subject to regulation for certain matters by the FDIC and for certain other matters by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

As a savings and loan holding company, WSB is registered with the Federal Reserve Board and is subject to regulation, examination, supervision, and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over WSB and its subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. WSB’s status as a savings and loan holding company does not exempt us from certain federal and state laws applicable to Delaware corporations generally, including, without limitation, certain provisions of the federal securities laws.

On June 3, 2011, WSB and the Bank entered into separate Supervisory Agreements (the “Agreements”) with the Office of Thrift Supervision (the “OTS”), their primary banking regulator on such date.

The Agreements, which are formal enforcement actions initiated by the OTS, require WSB and the Bank to take certain measures to improve their safety and soundness and maintain ongoing compliance with applicable laws.  During the course of a routine review of the Company by the OTS, examiners identified certain supervisory issues, primarily related to our classified assets.  The Supervisory Agreements set forth the actions that WSB, the Bank and their Boards of Directors must undertake to address the issues.  Pursuant to regulatory changes instituted by the Dodd-Frank Act, WSB is now regulated by the Federal Reserve Board and the Bank is now regulated by the OCC. As our current regulators, the Agreements will be enforced by the OCC with respect to the Bank and the Federal Reserve Board with respect to WSB.  Each Agreement will remain in effect until terminated, modified or suspended by the Federal Reserve Board or OCC, as applicable.

We have adopted many of the requirements required by the Supervisory Agreements and have submitted the information to the appropriate regulators for their approval.

For additional information regarding the Agreements, please see the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011.  The Agreements are also filed as Exhibits 10.12 and 10.13 to our quarterly report for the period ending June 30, 2011.

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

OTS merged with OCC.  The Dodd-Frank Act eliminated the OTS.  On July 21, 2011, the OTS effectively merged into the OCC, with the OCC assuming all functions and authority from the OTS relating to federally chartered savings banks, such as the Bank, and the Federal Reserve Board assuming all functions and authority from the OTS relating to holding companies for savings banks, such as WSB.  As a result, as of July 21, 2011, the OCC became the Bank’s primary federal regulator and WSB became subject to supervision by the Federal Reserve Board.

•                  Source of strength.  The Dodd-Frank Act extended the Federal Reserve Board’s “source of strength” doctrine to savings and loan holding companies such as WSB.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.  Under this requirement, the Company in the future could be required to provide financial assistance by providing capital, liquidity and other support to the Bank should the Bank experience financial distress.

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

•                  Consumer Financial Protection Bureau (“CFPB”).  The Dodd-Frank Act created a new independent CFPB within the Federal Reserve Board. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. For banking organizations with assets under $10 billion, like the Bank, the CFPB has exclusive rulemaking authority, but the Bank’s primary federal regulator will continue to have examination and enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations.

•                  Deposit insurance.  The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extends until January 1, 2013, federal deposit insurance coverage for the full net amount held by depositors in non-interest bearing transaction accounts. Amendments to the Federal Deposit Insurance Act also broadened the assessment base against which an insured depository institution’s deposit insurance premiums paid to DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. These provisions could increase the FDIC deposit insurance premiums paid by the Bank.

•                  Enhanced lending limits.  The Dodd-Frank Act strengthened the existing limits on a depository institution’s credit exposure to one borrower. Federal law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•                  Corporate governance.  The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials and directs the SEC and national securities exchanges to adopt rules that (1) provide stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) will enhance independence requirements for compensation committee members; and (3) will require companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers.

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

Liquidity Requirements.  As a thrift, the Bank derives its lending and investment authority from the Home Owners’ Loan Act, as amended, and regulations of the OCC thereunder.  Those laws and regulations limit the ability of the Bank to invest in certain types of assets and to make certain types of loans.  For example, the OCC requires thrifts to maintain sufficient liquidity to ensure their safe and sound operation. Liquid assets are defined to include cash, deposits maintained pursuant to Federal Reserve Board reserve requirements, time deposits in certain institutions and certain savings deposits, obligations of the United States and certain of its agencies and qualifying obligations of the states and political subdivisions thereof, highly rated corporate debt, mutual funds that are restricted by their investment policies to investing only in liquid assets, certain mortgage loans and mortgage-related securities and bankers acceptances.  As of December 31, 2011, the Bank had $4.4 million of cash and cash equivalents.  Further, the Company had $73.8 million of unpledged investment securities. However, the unpledged securities consist of approximately $15.4 million private label mortgage-backed securities with limited marketability for purposes of liquidity.

Internal sources of operational liquidity used by the Bank are cash, various short-term investments, mortgage-backed securities and loans and investments classified as available-for-sale. Additionally, we may borrow funds from commercial banks or from the FHLB of Atlanta or the Federal Reserve Bank “discount window” after exhausting FHLB sources. Previously, we also have utilized short term borrowings in the form of reverse repurchase agreements from a commercial bank to meet short-term liquidity needs.  At December 31, 2011, we had approximately $29.5 million of availability on our FHLB line, and $12.0 million of availability on our secured line of credits with correspondent banks.

Qualified Thrift Lender Test.  As a federal savings bank, the Bank must satisfy the qualified thrift lender, or “QTL,” test. To satisfy the QTL test, the Bank must either qualify as a domestic building and loan association under the Internal Revenue Code, or maintain an appropriate level of certain investments, called “Qualified Thrift Investments” (“QTIs”). QTIs include, among other things, a bank’s residential mortgages and related investments, including mortgage-backed securities, Federal Home Loan Bank stock, education loans, small business loans, and loans made through credit cards.  QTIs must represent 65% or more of the Bank’s portfolio assets on a monthly average basis in 9 months out of every 12-month period. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business. Failure by the Bank to maintain its status as a QTL will result in certain restrictions under the Home Owners’ Loan Act on the Bank’s ability to engage in new activities, to establish new branches and to pay dividends. Additionally, WSB would be required to register as a bank holding company and become subject to the various restrictions applicable to the activities of bank holding companies. The Dodd-Frank Act made noncompliance with the QTL test subject to OCC enforcement action for a violation of law.  At December 31, 2011, our QTL ratio was 82%, which exceeded the requirement.

Capital Standards.  The Bank is subject to capital standards imposed by the OCC. These standards call for a minimum “leverage ratio” of core capital to adjusted total assets of 4% (3% for savings institutions receiving the highest composite CAMELS rating for safety and soundness), a minimum ratio of tangible capital to adjusted total assets of 1.5%, and a minimum ratio of risk-based capital to risk-weighted assets of 8%. The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the OCC, based on the risks believed inherent in the type of asset.  The regulations define both core capital and tangible capital as including common stock (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority equity interests in consolidated subsidiaries, and certain non-withdrawable accounts, less intangible assets and certain servicing assets, interest-only strips receivable and investments in subsidiaries. Core capital also includes certain unamortized goodwill and purchased mortgage servicing rights. In addition, purchased credit card relationships may be included among core capital up to an amount equal to the lesser of 90% of the fair market value, or 100% of remaining unamortized book value. At December 31, 2011, the Bank’s ratios exceeded all regulatory capital requirements for well capitalized institutions. See Note 12 of Notes to Consolidated Financial Statements.

The OCC’s regulations also give the agency broad authority to establish minimum capital requirements for specific institutions at levels greater than the regulatory minimums discussed above upon a determination that an institution’s capital is or may become inadequate in view of the circumstances. These circumstances may include an institution receiving special supervisory attention, experiencing losses, experiencing poor liquidity or cash flows, and facing other risks identified by the regulators. The OCC also has broad authority to issue capital directives requiring its institutions to achieve compliance or take a variety of other actions intended to achieve capital compliance, including reducing asset or liability growth and restricting payments of dividends. OCC regulations generally require that subsidiaries of a thrift institution be separately capitalized and that investments in, and extensions of credit to, any subsidiary engaged in activities not permissible for a national bank be deducted from the computation of a thrift institution’s capital.  The OCC has not advised us that the Bank is subject to any special capital requirements.

Prompt Corrective Action.  The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. The federal banking agencies are required to take prompt corrective action with respect to insured institutions that fall below the adequately capitalized level. Any insured depository institution that falls below the adequately capitalized level must submit a capital restoration plan, and, if its capital levels further decline or do not increase, will face increased scrutiny and more stringent supervisory action. As of December 31, 2011, we were deemed to be well capitalized.

Interest Rate Risk.  The OCC has issued guidelines regarding the management of interest rate risk (“IRR”). The OCC expects all federal savings associations, such as the Bank, to manage their IRR exposure using processes and systems commensurate with their earnings and capital levels; complexity; business model; risk profile; and scope of operations. Savings associations are required to have comprehensive policies and procedures that govern all aspects of their IRR management process and that address the potential impact of changing interest rates on earnings and capital from a short-term and a long-term perspective. Stress testing is an integral component of IRR management. The Bank’s IRR program incorporates a stress-testing process to identify and quantify the Bank’s IRR exposure and potential problem areas.

Deposit Insurance.  The DIF of the FDIC insures deposits at FDIC insured financial institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor.  FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC.  The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments.  Deposit insurance assessments fund the DIF, which is currently under-funded.

The Dodd-Frank Act changed the way an insured depository institution’s deposit insurance premiums are calculated.  The assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act also made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% percent to 1.35% of the estimated amount of total insured deposits, eliminating the upper limit for the reserve ratio designated by the FDIC each year, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

As mandated by the Dodd-Frank Act, in February 2011, the FDIC approved a final rule that changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity.  In addition, the rule adopts a “scorecard” assessment scheme for larger banks and suspends dividend payments indefinitely if the DIF reserve ratio exceeds 1.5% percent, but provides for decreasing assessment rates when the reserve ratio reaches certain thresholds.  Under the new rule, larger insured depository institutions generally pay higher assessments than under the old system, which should offset the cost of the assessment increases for institutions with consolidated assets of less than $10 billion, such as the Bank.

In 2009, the FDIC imposed a 5 basis point special assessment on each insured depository institution’s insurance assets minus Tier 1 capital (core capital) as of June 30, 2009, not to exceed 10 basis points of the institution’s domestic deposits.  This special assessment was collected on September 30, 2009. The FDIC also adopted a final rule requiring insured institutions to prepay quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The pre-payment allowed the FDIC to strengthen the cash position of the DIF immediately without impacting earnings of the industry.  We paid the prepaid assessments, along with our regular quarterly assessment, on December 30, 2009. As of December 31, 2011, $685,000 million in pre-paid deposit insurance assessments is included in other assets in the accompanying consolidated balance sheet.

In addition to FDIC deposit insurance assessments, all FDIC-insured depository institutions must also pay an annual assessment to interest payments on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as “FICO bonds”) were issued to capitalize the Federal Savings and Loan Insurance Corporation. The Financing Corporation payments will continue until the bonds mature in 2017 through 2019.  Our FICO expense payments totaled $742,000 in 2011 and $1.2 million in 2010.

In November 2008, the FDIC adopted the Temporary Liquidity Guarantee Program, or TLGP, pursuant to its authority to prevent “systemic risk” in the U.S. banking system. The TLGP was announced as an initiative to counter the system-wide crisis in the nation’s financial sector. The TLGP included a Debt Guarantee Program and a Transaction Account Guarantee Program.  We elected to participate in the TLGP program.

Under the Transaction Account Guarantee Program of the TLGP, or the TAGP, the FDIC fully insured non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions was extended through December 31, 2010. For institutions participating in the TAGP, a ten basis point annualized fee was added to the institution’s quarterly insurance assessment in 2009 for balances in non-interest bearing transaction accounts that exceeded the existing deposit insurance limit of $250,000.  We elected to continue to participate in the TAGP through December 31, 2010.

In place of the TAGP which was scheduled to expire on December 31, 2010, and in accordance with certain provisions of the Dodd-Frank Act, the FDIC adopted further rules in November 2010 which provide for temporary unlimited insurance coverage of certain non-interest bearing transaction accounts.  On July 21, 2010, the Dodd-Frank Act extended unlimited FDIC insurance to noninterest-bearing transaction deposit accounts. This unlimited FDIC insurance coverage is applicable to all applicable deposits at any FDIC-insured financial institution. Therefore, there is no additional FDIC insurance surcharge related to this coverage after December 31, 2010.

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

Restrictions on Capital Distributions.  Thrift institutions are subject to limitations on their ability to make capital distributions such as dividends, stock redemptions or repurchases, cash-out mergers, and other transactions charged to the capital account of a thrift institution. In general, an application to the OCC for prior approval to pay a dividend is required when that dividend, combined with all distributions made during the calendar year, would exceed a thrift institution’s net income year-to-date plus retained net income for the proceeding two years, or that would cause the thrift institution to be less than adequately capitalized.  We are currently in compliance with this requirement. Refer to “Market Price of WSB’s Capital Stock and Dividends” for WSB’s current dividend position.

Federal Reserve System.

Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain non-interest bearing reserves at the Federal Reserve Bank or in a pass-through account at a correspondent institution, calculated daily, equal to 3% of its “low reserve tranche,” currently the first $71.0 million of transaction accounts (less a $11.5 million exclusion).  Amounts above $71.0 million require reserves of $1,785,000 plus 10 percent of the amount in excess of $71.0 million.  We have consistently met the reserve requirements.

The Federal Reserve Board, through its “discount window,” provides credit to help depository institutions meet temporary liquidity needs. The Federal Reserve Board extends credit, for very short terms generally at approximately one percentage point above the target federal funds rate, as a backup facility for financial institutions that are in generally sound financial condition. A secondary credit program is available for depository institutions that do not qualify for primary credit, at a higher interest rate level.  The current discount rate is 75 basis points for primary credit, which increased the spread between the discount rate and federal funds rate to 50 basis points.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Atlanta, which is one of 12 regional Federal Home Loan Banks.  FHLB banks provide a central credit facility primarily for member institutions. At December 31, 2011 and 2010, we had advances of $84.0 million and $76.0 million, respectively, from the FHLB of Atlanta. The FHLB borrowings are collateralized by a blanket collateral loan agreement under which we must maintain minimum eligible collateral for the outstanding advances.

As a member, the Bank is also required to acquire and hold shares of capital stock in the FHLB of Atlanta.  We were compliant with this requirement with an investment in FHLB of Atlanta stock at December 31, 2011 of $4.5 million.

Safety and Soundness Standards.  We are subject to certain standards designed to maintain the safety and soundness of individual banks and the banking system.  The OCC has prescribed safety and soundness guidelines relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth, concentration, and quality; (vi) earnings; and (vii) compensation and benefit standards for officers, directors, employees and principal stockholders.  A savings institution not meeting one or more of the safety and soundness guidelines may be required to file a compliance plan with the OCC. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Community Reinvestment Act.  In 1977, Congress enacted the Community Reinvestment Act to encourage depository institutions, including thrifts, to help meet the credit needs of their entire communities, including low- and moderate-income areas, consistent with safe and sound banking practices. Because the Bank meets the OCC’s definition of an “intermediate small savings association,” i.e., those with more than $274 million in assets, but less than $1.098 billion in assets as of the end of either of the two previous years, the Bank is subject to somewhat streamlined examinations and reduced data collection and regulatory reporting requirements under the Community Reinvestment Act, relative to large retail savings associations. As a result, the Bank qualifies for the intermediate small institution Community Reinvestment Act examinations, based on its present asset size. Standard Community Reinvestment Act examinations evaluate depository institutions under lending, investment and community service tests.  Intermediate small institutions’ examinations, however, focus mainly on the lending activities of depository institutions, and also evaluate community development activities of the institution, such as community development loans, investments, and services.

The Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Loans-to-One-Borrower Limitations.  Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2011, we were in compliance with loans-to-one-borrower limitations.

Transactions with Related Parties.  Under Sections 23A and 23B of the Federal Reserve Act, which are applicable to savings banks, extensions of credit and certain asset purchases between a savings bank and its affiliates are restricted.  An affiliate of a bank is a company that controls or is under common control with the bank, except, in most instances, subsidiaries of the bank itself.  In a holding company context, the parent savings and loan holding company and any companies that are controlled by such savings and loan holding company are affiliates of the subsidiary savings bank. The general purpose of these restrictions is to prevent a savings bank from subsidizing its affiliates that are not insured by the FDIC through transactions that are excessive in amount, on preferential terms, or otherwise unsafe and unsound.  Under Section 23A, the Bank is not able to engage in “covered transactions” with any single affiliate if the aggregate amount of its covered transactions with that affiliate exceeds 10% of the Bank’s capital and surplus, or with all of the Bank’s affiliates collectively if the aggregate amount of our covered transactions with all affiliates exceeds 20% of our capital and surplus.  A transaction with a third party is deemed to be a covered transaction to the extent that the proceeds of the transaction are used for the benefit of or transferred to an affiliate.  The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar transactions. In addition, loans or other extensions of credit by the Bank to an affiliate are required to be collateralized in accordance with regulatory requirements, and the Bank’s transactions with affiliates must be consistent with safe and sound banking practices and may not involve the purchase by the Bank of any low-quality asset.  Section 23B applies to covered transactions as well as certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to non-affiliates.  Dividends and fees paid by us are not defined as covered transactions and are not subject to section 23A and 23B restrictions, but are subject to the capital distribution restrictions noted above.

Certain transactions with affiliates are prohibited altogether.  For example, the Bank may not purchase or invest in securities issued by any of its affiliates.  Other transactions are subject to full or partial exemptions.  For example, purchasing an asset having a readily identifiable and publicly available market quotation and purchased at or below the asset’s current market quotation is exempt from the quantitative limits, collateral requirements and low-quality asset restrictions of Section 23A.

Section 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board govern extensions of credit made by a bank to its directors, executive officers, and principal stockholders (“insiders”).  Among other things, these provisions require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features.  Further, such extensions may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.  Extensions of credit in excess of certain limits must be also be approved by the board of directors.

Consumer Protection Laws.  The Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy.  These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts.

In addition, federal law currently contains extensive customer privacy protection provisions.  Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure.  Further under the “Interagency Guidelines Establishing Information Security Standards,” savings banks must implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer information. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

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

•                                                      Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions in preventing the use of the U.S. financial system to fund terrorist activities.  Among other provisions, the USA PATRIOT Act and the related regulations of the OCC and the United States Department of Treasury require savings banks operating in the United States to supplement and enhance the anti-money laundering compliance programs, due diligence policies and controls required by the Bank Secrecy Act and Office of Foreign Assets Control Regulations to ensure the detection and reporting of money laundering; and

Holding Company Regulation

General. WSB is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over WSB and its subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the Bank. The Federal Reserve Board assumed the authority over savings and loan holding companies previously exercised by the OTS on July 21, 2011.

Permissible Activities. Under present law, the business activities of WSB are generally limited to those activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met, and certain additional activities authorized by federal regulations.

Savings and loan holding company, such as WSB, may not directly or indirectly, or through one or more subsidiaries, acquire more than 5% of another savings institution or savings and loan holding company, without prior regulatory approval. WSB may not, with certain exceptions, acquire more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquire or retain control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, which is currently permitted for bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends. The Bank must notify the Federal Reserve Board 30 days before declaring any dividend to WSB. The Federal Reserve Board may disapprove such dividend, in whole or in part, if it finds that the proposed dividend would, among other things, cause the Bank to be undercapitalized, raises safety or soundness concerns, or violates a prohibition contained in any statute, regulation, enforcement action, or agreement between the Bank or WSB and any Federal banking agency.

Acquisition of WSB

Under the Federal Change in Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

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

There has been significant disruption and volatility in the financial and capital markets since 2007.  The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure.  Our financial results may be adversely affected by changes in prevailing economic conditions, including further decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, sustained adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.  Further, because a significant portion of our loan portfolio is comprised of real estate related loans, additional decreases in real estate values could adversely affect the value of property used as collateral for loans in our portfolio.

As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, we have experienced increasing pressure on our margins caused by the lower Federal Reserve Board interest rates and the significant slowdown in loan demand resulting from the stresses in the economy, which included sustained declines in the housing and financial and capital markets over the past four years.  For the year ended December 31, 2011, we had $4.3 million in net loan charge-offs, or 2.04% of total loans held for investment.  Impaired loans, which includes loans that are 90 days past due, nonaccrual loans and troubled debt restructurings (“TDRs”) renegotiated loans, were $31.3 million or 14.8% of loans held for investment at December 31, 2011 and $38.8 million or 16.6% of loans held for investment at December 31, 2010.  Impaired loans at December 31, 2011 consisted of approximately $12.8 million in non-accrual loans and approximately $18.5 million restructured loans.  Although there have been some indications of improvement in the economy, it remains unclear when economic conditions will improve to an extent that will impact our borrowers’ ability to repay their loans, and therefore when these negative trends in our loan portfolio will reverse.  Continued declines, or even ongoing sustention of recent declines, in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry.  As a result, our future earnings continue to be susceptible to further negative or deteriorating economic conditions which may continue to negatively affect our revenues, net income and liquidity.

If U.S. credit markets and economic conditions continue to deteriorate, our liquidity could be adversely affected.

We are required to maintain certain capital levels in accordance with banking regulations.  We must also seek to maintain adequate funding sources in the normal course of business to support our lending and investment operations and repay our outstanding liabilities as they become due.  Our liquidity may be adversely affected by the current environment of economic uncertainty reducing business activity as a result of, among other factors, disruptions in the financial system in the recent past.  Dramatic declines in the housing market during the past four years, with falling real estate prices and increased foreclosures and unemployment, have resulted in significant asset value write-downs by financial institutions, including government-sponsored entities and investment banks.  These investment write-downs have caused financial institutions to seek additional capital.  If adverse conditions continue, we may be required to raise additional capital as well to maintain adequate capital levels or to otherwise finance our business.  Such capital, however, may not be available when we need it or may be available only on unfavorable terms.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us.  If we cannot raise additional capital when needed, it may have a material adverse effect on our liquidity, financial condition, results of operations and prospects.  Further, if we raise capital by issuing stock, the holdings of our current stockholders would be diluted.

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

We are subject to extensive regulation, supervision and examination by the OCC, our current chartering authority (see risk factor below), the Federal Reserve Board and by the FDIC, as insurer of our deposits. Such regulation and supervision govern the activities in which a financial institution may engage and are intended primarily for the protection of the DIF and depositors and are not intended for the protection of holders of our common stock. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Further, regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business.  These requirements may constrain our rate of growth.

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

The Dodd-Frank Act may adversely impact our results of operations, liquidity or financial condition.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act.  The Dodd-Frank Act represents a comprehensive overhaul of the U.S. financial services industry.  Among other things, the Dodd-Frank Act established the new CFPB, included provisions that impact corporate governance and executive compensation disclosure by all SEC reporting companies, impose new capital requirements on bank and thrift holding companies, allow financial institutions to pay interest on business checking accounts, broaden the base for FDIC insurance assessments, impose additional duties and limitations on mortgage lending activities and restrict how mortgage brokers and loan originators may be compensated, included additional mortgage origination provisions including risk retention, and modified many other regulations applicable to insured depository institutions.  The Dodd-Frank Act also eliminated the OTS, resulting in the Bank being regulated by the OCC and WSB being regulated by the Federal Reserve Board as of July 21, 2011.

The Dodd-Frank Act requires the CFPB and other federal agencies to implement many new and significant rules and regulations to implement its various provisions, and the full impact of the Dodd-Frank Act on our business will not be known for years until regulations implementing the various provisions of the statute are adopted and implemented.  As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition.  However, compliance with these new laws and regulations may require us to make changes to our business and operations, impose on us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.  These changes will also likely result in additional costs and a diversion of management’s time from other business activities and may decrease revenues by, for example, limiting the fees we can charge, any of which may adversely impact our results of operations, liquidity or financial condition.  Further, if the industry responds to provisions allowing financial institutions to pay interest on business checking accounts by competing for those deposits with interest-bearing accounts, this will put some degree of downward pressure on our net interest margin.  The new duties to be imposed on mortgage lenders, including a duty to determine the borrower’s ability to repay the loan and a requirement on mortgage securitizers to retain a minimum level of economic interest in securitized pools of certain mortgage types, may decrease the demand for mortgage loans as well as our ability to sell such loans into the secondary market, which would reduce both our interest and non-interest income, especially in light of our renewed focus on mortgage loans.  We may also experience increased expenses as a result of having a different regulator for each of WSB and the Bank and as a result of switching regulators.  Any of these consequences, as well as the failure to comply with new requirements or any future changes in laws or regulations, may adversely impact our results of operations, liquidity or financial condition.  For a more detailed description of the Dodd-Frank Act, see “Supervision and Regulation—The Dodd-Frank Act.”

Our focus on commercial and real estate loans may increase the risk of credit losses.

We offer a variety of loans including commercial business loans, commercial real estate loans, construction loans, home equity loans and consumer loans.  We secure many of our loans with real estate (both residential and commercial) in the Maryland suburbs of Baltimore and Washington, D.C.  While we believe our credit underwriting adequately considers the underlying collateral in the evaluation process, continued or further weakness in the real estate market could adversely affect our customers, which in turn could adversely impact us.  Further, commercial lending generally carries a higher degree of credit risk than do residential mortgage loans because of several factors including larger loan balances, dependence on the successful operation of a business or a project for repayment, or loan terms with a balloon payment rather than full amortization over the loan term.

We may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans.

We sell a portion of the residential mortgage loans we originate in the secondary market.  In response to the financial crisis, we believe that purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser’s purchase criteria.  As a result, we may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and we may face increasing expenses to defend against such claims.  If we are required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if we incur increasing expenses to defend against such claims, our financial condition and results of operations would be negatively affected.

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

We believe we have established an allowance for loan losses to prudently cover the eventuality of losses inherent in our loan portfolio. However, even under normal economic conditions we cannot predict loan losses with certainty.  The unprecedented volatility experienced in the financial and capital markets during the last four years makes this determination even more difficult as processes we use to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.  As a result, we cannot assure you that charge offs in future periods will not exceed the allowance for loan losses. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. An increase in our allowance for loan losses could reduce our earnings.

We depend on the services of key personnel.  The loss of any of these personnel could disrupt our operations and hurt our business.

Our success depends, in large part, on our ability to attract and retain key people, including Phillip Bowman, our CEO and Kevin Huffman, our President. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire qualified personnel when we need to do so or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

We face limits on our ability to lend.

We are limited in the amount we can loan to a single borrower by the amount of our capital.  Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower.  As of December 31, 2011, we were able to lend approximately $8.0 million to any one borrower.  This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us.  We try to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available.  We may not be able to attract or maintain customers seeking larger loans and we may not be able to sell participations in such loans on terms we consider favorable.

Future increases in our deposit insurance premiums decreased could have a material adverse impact on our future earnings and financial condition.

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank.  The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level.  The Bank’s FDIC insurance premiums increased substantially beginning in 2009 and we paid significantly higher premiums, although our premiums decreased in 2011 due to the change in the assessment calculation previously discussed, they are still higher than pre-2009 levels. Current economic conditions have increased bank failures during the last few years and additional failures are expected, all of which decrease the DIF.  In order to restore the DIF to its statutorily mandated minimum of 1.15 percent over a period of several years, the FDIC increased deposit insurance premium rates at the beginning of 2009 and imposed a special assessment on June 30, 2009. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level.  Any increase in our FDIC premiums, whether as a result of an increase in the risk category for the Bank or in the general assessment rates or as a result of special assessments, could have an adverse effect on our profits and financial condition.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We operate five savings branch locations in Bowie, Crofton, Millersville, Odenton, and Waldorf, Maryland.  Space for three of our branches, Millersville, Odenton and Waldorf, are under long-term leases with third parties.  We have exercised our five-year option to extend our Waldorf lease for 2,700 square feet and the lease now expires in April 2017.  Our Millersville lease is for a 1,628 square foot parcel of land on which our Millersville office is located.  We currently own the Millersville building and the land lease expires in March 2013.  Our Odenton lease for 3,167 square feet expires in November 2014.  The 570 square foot Crofton branch was purchased by the Bank in July 1995.

Our corporate, administrative, and accounting offices are located in a five-story building in Bowie owned by WSB.  We also operate a branch of the Bank at this location.  At December 31, 2011, 70% of the Bowie building’s residual space was occupied, of which 27% is tenant occupied and 43% is occupied by WSB staff. Also located in WSB’s corporate headquarters are our Commercial Lending Group and our Retail Mortgage Group.

Item 3.  Legal Proceedings

From time to time we may be involved in ordinary routine litigation incidental to our business.  We are not, however, involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results operations.

Item 4.  Mine Safety Disclosures

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

	Price per Share				Cash Dividends
	2011		2010		Paid per Share
Fiscal Period	High	Low	High	Low	2011	2010

1st Quarter	$3.48	$2.38	$4.00	$2.30	$0.00	$0.00
2nd Quarter	3.25	2.75	3.75	2.96	0.00	0.00
3rd Quarter	3.00	2.25	3.37	2.10	0.00	0.00
4th Quarter	3.00	2.16	2.95	2.16	0.00	0.00

As of March 14, 2012, WSB had 189 record holders of our common stock.

Cash dividends are subject to determination and declaration by the Board of Directors, which takes into account our financial condition, results of operations, tax considerations, industry standards, economic conditions, and other factors, including regulatory restrictions. Cash dividends are declared and paid in the same calendar quarter. For a discussion of the regulatory restrictions on the declaration and payment of dividends, see “Business—Supervision and Regulation—Restrictions on Capital Distributions.”  Due to our losses during 2010 and the continued economic uncertainty, and after review of our capital management plan, including our dividend policy, the Board has determined to suspend dividends for the foreseeable future in order to preserve funds to ensure the continuation of a strong balance sheet.  No assurance can be given that dividends will be declared in the future, or if declared, what the amount of dividends will be, or whether such dividends will continue. The Board will continue to review WSB’s dividend practice on a quarterly basis.

Unregistered Sales of Equity Securities and Use of Proceeds

In April 2008, the Board of Directors gave the authority to management to repurchase up to $1.0 million of the outstanding shares of the Company’s stock.  There is no stated expiration date for the plan.  We did not repurchase any of our securities during the year ending December 31, 2011.

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

Our principal expense is the interest we pay on deposits and borrowings.  Net interest income is significantly affected by general economic conditions and by policies of state and federal regulatory authorities and the monetary policies of the Federal Reserve Board.  Our net income is also affected by the level of our other income, including loan related fees, gain on sale of loans, deposit-based fees, rental income, operations of the Bank’s service corporation subsidiary, gains on sales of other real estate owned (“OREO”), gains on sales of loans and investment securities as well as operating and tax expenses.

During this period of continued economic slowdown, the effects of which, including declining real estate values resulting in asset impairment and tightening liquidity, has particularly impacted the banking industry in general, management continues to stress credit quality within both our loan and investment portfolios.  The Bank originates residential loans for its portfolio and for sale in the secondary market.  In this past, we had focused on diversifying our loan portfolio by broadening our lending emphasis to include commercial real estate and commercial and industrial loans.  Recently, however, demand for these and other areas of lending have slowed, and we again are focusing on increasing mortgage activity in order to reduce balance sheet risk as well as realizing gains on the sale of loans in the secondary market.  As a result, our portfolios of commercial business, commercial real estate, and residential land development loans to commercial borrowers have decreased.  We also use available funds to retain certain higher-yielding fixed rate residential mortgage loans in our portfolio in order to improve interest income. Although we intend to again focus on diversifying our loan portfolio when demand for these other areas of loans picks up, we believe that our continued efforts to expand our residential mortgage lending department are important to ensure future profitability based on the current slow demand for commercial lending.  Management believes that interest rates and general economic conditions nationally and in our market area are most likely to have a significant impact on our results of operations. We carefully evaluate all loan applications in an attempt to minimize our credit risk exposure by obtaining a thorough application with enhanced approval procedures; however, there is no assurance that this process can reduce lending risks.

Management reviews models and has established benchmark rates and assures that we remain within the limits.  If the limits exceed the established benchmark rate, management develops a plan to bring interest rate risk back within the limits.

Our management considers return on average assets and equity as a measure of our earnings performance. Return on average assets measures the ability to utilize our assets to generate income. However, current economic conditions such as unemployment or declining real estate values may have a significant impact on our ability to utilize those assets.  Return on average assets and equity.  Key measures of earnings performance for periods ending December 31, 2011, 2010 and 2009, respectively, is as follows:

	December 31,
	2011	2010	2009

Return on Average Assets	0.32%	(0.92)%	(1.26)%
Return on Average Equity	2.34%	(7.29)%	(10.58)%
Equity-to-asset ratio	14.10%	13.04%	12.07%
Dividend Payout Ratio	0.00%	0.00%	0.00%

We are continually seeking to increase our core deposits and advertise our lower-cost NOW accounts, no fee checking incentives, overdraft protection program and variable money market savings account priced to current interest rates, as well as the advantages of customer access to ATM networks. During 2011, our interest rates on money market and checking accounts were slightly higher than our competitors, but lower CD rates than in the past negatively affected renewals for CDs as management has focused on lowering deposit costs through lower CD rates and reduced brokered deposits.  Our money market and checking accounts increased approximately $30.3 million and our CDs decreased $50.5 million during 2011, which decreased our overall total deposits to $245.0 million at December 31, 2011, an 8.1% decrease in total deposits as compared to $266.6 million at December 31, 2010.  The decrease in our CDs is primarily the result of a decrease of $28.5 in brokered deposits.  This resulted in a decrease in our interest expense on deposits by approximately $995,800 for 2011 compared to 2010.  Our borrowings increased by $8.0 million as a result of a new FHLB advance for $8.0 million in daily rate credit.  We took this advance to meet our funding needs as our brokered deposits matured.  Our interest expense on our borrowings decreased approximately $1.4 million and $2.4 million for the periods ending December 31, 2011 and 2010.  This decrease is due to the restructuring of our borrowings pursuant to which we elected the repayment of $30.0 million of our reverse repurchase agreements, resulting in a pre-payment penalty of approximately $2.0 million, during the year ending December 31, 2010.

Both basic and diluted earnings per share amounts are shown on the Consolidated Statements of Earnings.  Per-share references in this report are to “basic earnings per share” unless otherwise stated.

Forward Looking Statements

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. The statements presented herein with respect to, among other things, our expectations regarding diversifying our loan portfolio as demand for commercial and other non-residential real estate lending improves, the impact of current and expected economic changes and conditions, the allowance for loan losses, settlement of loans committed to be purchased and the potential for losses in connection therewith, expected terms of loans, prepayments and re-financings, use of brokered deposits going forward, the Bank’s continuing to meet its capital requirements, future sources of liquidity, strengthening the balance sheet and future profitability are forward-looking.

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

The general reserve portion of the allowance that is based upon historical loss factors, as adjusted, establishes allowances for the major loan categories based upon adjusted historical loss experience over the prior four quarters. The use of these historical loss factors is intended to reduce the differences between estimated losses inherent in the loan portfolio and actual losses.  The challenges caused by the recent recession and continuing high unemployment levels and uncertain real estate valuations, have resulted in the Bank shortening the loss history look back period it uses for the allowance for loan losses from 36 months to 12 months during 2010.  The factors used to adjust the historical loss ratios address changes in the risk characteristics of our loan portfolio that are related to (1) trends in delinquencies and other non-performing loans, (2) changes in the risk level of the loan portfolio related to large loans, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in our credit administration and loan and lease portfolio management processes, and (7) quality of our credit risk identification processes. This general reserve component comprised 52.1% of the total allowance at December 31, 2011 and 44.3% at December 31, 2010.

The specific allowance is used primarily to establish allowances for risk-rated credits on an individual basis, primarily our impaired loans, and accounted for 47.9% of the total allowance at December 31, 2011 and 55.7% December 31, 2010. The actual occurrence and severity of losses involving risk-rated credits can differ substantially from estimates, and some risk-rated credits may not be identified.  Our policy is to charge off all or that portion of our investment in an impaired loan upon a determination that it is probable the full amount will not be collected.  Our prior primary regulator allowed a specific reserve to be established on our impaired loans, which reduced our reportable principle balances on collateral dependent loans; as a result of the change in the Bank’s primary regulator from the OTS to the OCC, however, the impaired loan balances were reduced to reflect partial charge offs in order to be compliant with OCC guidance now applicable to the Bank, resulting in a reduction of our reserves. This is an ongoing process which will be completed by the end of the first quarter of 2012.

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

Current Default Rates

This is based primarily on the performance of the collateral historical data when considering the performance of both the collateral pool and the entire MBS collateral pool.  Estimates for the current default rate (CDR) vectors are based on the status of the loans at the valuation date — current, 30-59 days delinquent, 60-89 days delinquent, 90+ days delinquent, foreclosure or OREO.

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

We account for income taxes under the asset/liability method.  Deferred tax assets are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date.  A valuation allowance is established for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable.  The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control.  It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

Results of Operations

General.  Net earnings for the year ended December 31, 2011 was $1.2 million, or $0.16 per basic share, compared to net loss of $3.9 million, or $(0.49) per basic share, for the year ended December 31, 2010.

The increase in net earnings for the twelve month period ending December 31, 2011, is primarily the result of adding $200,000 to our allowance for loan losses in the 2011 period compared to $3.4 million during the corresponding 2010 period as well as a $3.0 million increase in non-interest income and a $2.6 million decrease in non-interest expenses in 2011 compared to 2010.  Non-interest income reflects a 443% increase primarily as a result of a $2.9 million other than temporary impairment charge on a non-agency mortgage-backed security recognized during third quarter of 2010, for which there was no comparable charge this year.  Non-interest expense reflects a 16% decrease primarily as a result of the $2.0 million one-time pre-payment penalty that we recognized during the second quarter of 2010, for which there was no comparable expense this year.

Average Balances, Interest and Yields.  The following table sets forth, for the periods indicated, information regarding:  (i) the total dollar amounts of interest income from interest-earning assets and the resulting average yields; (ii) the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs; (iii) net interest income; (v) interest rate spread; (v) average interest-earning assets and the total yield earned on average interest-earning assets; (vi) average interest-bearing liabilities, the amount of interest paid on such liabilities and the average interest rate paid on interest-bearing liabilities; and (vii) the ratio of total interest-earning assets to total interest-bearing liabilities.  Average balances, yields, and costs are calculated on the basis of month-end averages (except deposits, which are on the basis of daily averages) for all periods through December 31, 2011.

Weighted average yields and costs at December 31, 2011 are also indicated.  Non-accrual loans are included in total loan balances, lowering the effective yield for the loan portfolio in the aggregate.

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest(1)	Yield/ Cost	Average Balance	Interest(1)	Yield/ Cost	Average Balance	Interest(1)	Yield/ Cost
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Interest-earning assets:
Loans	$226,214	$13,957	6.17%	$241,371	$15,091	6.25%	$249,998	$15,725	6.29%
Mortgage-backed securities	61,309	2,688	4.38	81,225	4,218	5.19	127,422	7,110	5.58
Investment securities (excluding MBS)	58,864	1,657	2.81	43,752	1,399	3.20	39,593	1,783	4.50
Other interest-earning assets	12,408	9	0.08	13,003	20	0.15	8,946	14	0.15
Total interest-earning assets (2)	$358,795	18,311	5.08%	$379,351	20,728	5.46%	$425,959	24,632	5.78%
Interest-bearing liabilities:
Deposits	251,550	3,902	1.55	250,234	4,898	1.96	254,338	7,722	3.04
Borrowings	78,250	2,111	2.66	99,333	3,476	3.45	135,315	5,870	4.34

Total interest-bearing Liabilities (2)	$329,800	6,013	1.82%	$349,567	8,374	2.40%	$389,653	13,592	3.49%

Net interest income/interest rate spread (3)		$12,298	3.26%		$12,354	3.06%		$11,040	2.29%
Net yield on interest-earning assets (4)			3.43%			3.26%			2.59%
Ratio of interest-earning assets to interest-bearing liabilities			108.79%			108.52%			109.32%

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

	Years Ended December			Years Ended December
	2011 v. 2010			2010 v. 2009
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Increase(Decrease)	Volume	Rate	Increase(Decrease)
	(dollars in thousands)
Interest Income:
Loans(1)	$(947)	$(187)	$(1,134)	$(543)	$(91)	$(634)
Mortgage-backed	(1,034)	(495)	(1,529)	(2,578)	(314)	(2,892)
Investment securities	484	(226)	258	187	(571)	(384)
Other interest-earning	(1)	(10)	(11)	6	(0)	6
Total interest	(1,498)	(918)	(2,416)	(2,928)	(976)	(3,904)

Interest Expense:
Deposits	25	(1,021)	(996)	(125)	(2,699)	(2,824)
Other	(727)	(638)	(1,365)	(1,562)	(832)	(2,394)
Total interest	(702)	(1,659)	(2,361)	(1,687)	(3,531)	(5,218)
(Decrease) increase in net interest income	$(796)	$741	$(55)	$(1,241)	$2,555	$1,314

(1)         Includes approximately $138,000, $159,000, and $152,000 of loan fees earned for calendar 2011, 2010 and 2009, respectively.

Net Interest Income. During 2011, net interest income before the provision for loan losses decreased $55,000 or .5%, to $12.3 million from $12.4 million for 2010.  The decrease in interest income of $2.4 million was offset by a decrease of $2.4 million in interest expense during the year ended December 31, 2011.

The decrease in interest income during 2011 is due to a decrease in the average balance and, to a lesser extent, average rates paid on our interest-earning assets during 2011 as compared to 2010.  For the year ended December 31, 2011, the average balance of our total interest-earnings assets decreased to $358.8 million from $379.4 million for the year ended December 31, 2010 while the average yield on our interest-earning assets decreased to 5.08% from 5.46% for the year ended December 31, 2010.  These decreases are primarily the result of a decrease in the average balance of our mortgage-backed securities and loan portfolio offsetting the increase in our investment securities as compared to the prior year.  The decrease in MBS is primarily the result of principal pay-downs and the sale of approximately $11.0 million of our MBS.  Our loan portfolio average also decreased as a result of a reduction in our commercial real estate loans. The increase in the available-for-sale investment securities during 2011 was due to the purchase of approximately $65.5 million offset by the sale of $10.0 million and calls of $32.0 million of our investment securities. The sold securities were sold at a premium and we used the proceeds to purchase MBS.  The decrease in the average yield is primarily the result of lower interest rates on our MBS portfolio and investment portfolio compared to the prior year due to a lower interest rate environment.  In addition, we experienced an increase in our restructured loans compared to the same period last year, which also negatively impacted the yield on our interest-earning assets.

The interest expense decrease during 2011 is attributable to a decrease in the average interest rate on our interest-bearing liabilities, particularly a decrease in the interest rate paid on borrowings, and to a lesser extent a decrease in the average balance of interest-bearing liabilities.  The decrease in the average balance and average rate paid on borrowings was primarily due to the restructuring of our FHLB borrowings and repayment of $30.0 million of reverse repurchase agreement during 2010.  The average rate paid on deposits decreased during 2011 primarily due to the reduction of interest rates on our CDs.  The average cost of deposits decreased to 1.55% during 2011 from 1.96% during 2010 and the average cost of our borrowings decreased to 2.66% during 2011 from 3.45% during 2010 resulting in our average cost of our interest-bearing liabilities decreasing to 1.82% for the year ended December 31, 2011 from 2.40% for the year ended December 31, 2010.  In addition, the average balance of interest-bearing liabilities decreased to $329.8 million for the year ended December 31, 2011 as compared to $349.6 million for the year ended December 31, 2010.  Average borrowings decreased $21.0 million as the result of the repayment of $30.0 million in reverse repurchase agreements and restructuring of our FHLB advances.

For the year ending December 31, 2011, as compared to the year ending December 31, 2010, total deposits decreased $21.5 million primarily due to a decrease in our CDs partially offset by an increase in savings deposits.  The decrease in time deposits was a result of runoff in our brokered deposits due to our not retaining new brokered deposits as existing ones matured. The increase in savings accounts is due to increased rates offered on these products compared to our competitors, which resulted in new customer deposits during the year.  At December 31, 2011 compared to December 31, 2010, our time deposits were $103.5 million and $154.0 million, respectively, and the corresponding interest expense on these deposits during 2011 and 2010 was approximately $2.7 million and $3.8 million, respectively.  This total at December 31, 2011, included 5 accounts totaling approximately $19.8 million of deposits received through brokers.  These funds were primarily used to fund loan originations and purchase investments.  These brokered accounts consist of individual accounts issued under master certificates in the broker’s name.  These types of accounts are covered by FDIC insurance.  We did not retain additional brokered deposits to replace all of the runoff during 2011 as we didn’t need to replenish the lost deposits at that time as a result of having access to other funding sources.  The interest rates on these brokered deposits are similar to our posted rates or less than the borrowed fund rates for similar terms.  As a result, we anticipate we will increase brokered deposits as a source of funding as needed in the future.

Allowance for Loan Losses.  Our loan portfolio is subject to varying degrees of credit risk.  We seek to mitigate this risk through portfolio diversification and limiting exposure to any single customer or industry.  We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio.  The amount of the allowance is based on careful, continuous review and evaluation of the loan portfolio, along with monthly and quarterly assessments of the probable losses inherent in that portfolio. The amount of the allowance is reviewed monthly by the Loan Committee and reviewed and approved monthly by the Bank’s Board of Directors. The methodology for determining the appropriate amount of the allowance includes:  (1) a formula allowance reflecting historical losses by credit category, (2) the specific allowance for risk rated credits on an individual or portfolio basis, and (3) a non-specific allowance which considers risk factors not evaluated by the other two components of the methodology.  Additions to the allowance are made through periodic charges to income (provision for loan losses), and actual loan losses are charged against the allowance, while recoveries are added to the allowance.

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

The allowance is increased by provisions for loan losses, which are charged to expense.  Charge-offs of loan amounts determined by management to be uncollectible or impaired decrease the allowance, while recoveries of loans previously charged-off are added back to the allowance.  We make provisions for loan losses in amounts considered by management necessary to maintain the allowance at an appropriate level to cover its estimate of losses inherent and probable in the loan portfolio, as established by use of the allowance methodology.  Under the methodology, we consider trends in credit risk against broad categories of homogenous loans, as well as a loan by loan review of loans criticized or classified by the Bank.  The provision for loan losses was $200,000 in 2011 compared to $3.4 million in 2010.  During 2010, management determined to increase the amount of the allowance as a result of new appraisals that showed a decreased value for the collateral securing some of our loans resulting in a provision of $3.4 million. The challenges caused by the recent recession and continuing high unemployment levels and uncertain real estate valuations resulted in the Bank shortening its loss history look-back period used for the allowance for loan losses from 36 months to 12 months during 2010.  During 2011, management again determined that based on updated appraisals on some of our loans, an additional provision was needed of $200,000. As of December 31, 2011, the allowance decreased by $4.1 million, or 40%, to $6.1 million or 2.90% of the loan portfolio from $10.2 million or 4.37% of the loan portfolio at December 31, 2010.  The change in the allowance was primarily due to the fact that the risk profile of our loan portfolio has improved as well as the reduction of our loan portfolio balance classified as held-for-investment, particularly our commercial secured by real estate loans.  However, approximately $1.6 million of the charge-offs were related to reducing the specific reserve on our collateral dependent loans based on the OCC guidance newly applicable to us.

During the year ended December 31, 2011, charge-offs were approximately $4.4 million and approximately $46,000 was recorded as recoveries for a net charge-off of $4.3 million, compared to charge-offs of approximately $1.8 million and approximately $495,000 recorded as recoveries for a net charge-off of $1.3 million for the year ending December 31, 2010.

We are intent on maintaining a strong credit review system and risk rating process. Management believes its evaluation as to the adequacy of the allowance as of December 31, 2011 is appropriate, however, provisions for 2011 are not necessarily indicative of future provisioning.  Subjective judgment is significant in the determination of the provision and allowance for loan losses, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans.  A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and/or charge-off is normal and to be expected.  Future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, which may result from changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio and the allowance.  Such review may result in additional provisions based upon the agencies’ judgments of information available at the time of each examination.

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

The current economic environment continues to be a factor increasing our internally criticized loans, the devaluation of real estate collateral used to secure some of these loans and restructuring of these loans; however, these types of loans have remained stable since December 31, 2010.  The allowance for loans losses is very subjective in nature, relying significantly on historical loss experience, collateral valuations available to management on specific loans, and economic conditions.  The challenges caused by the recent recession and continuing high unemployment levels and uncertain real estate valuations, resulted in the Bank shortening its loss history look-back period used for the allowance for loan losses from 36 months to 12 months during 2010.  We continue to be mindful of the continued problems within the economy and its impact on our loan portfolio as well as the inherent risk within the portfolio, and management will make adjustments to the allowance and loan loss provision as necessary.

The $10.2 million loans held-for-sale portfolio has already been committed to be purchased by investors at December 31, 2011 and subsequent to December 31, 2011, all of these loans were purchased by the committed investors.  Analysis of our history of sold loans indicates that minimal credit losses have been realized after the sale of loans, and therefore management does not consider these loans in determining the amount of the allowance.

The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Management’s analysis of our impaired loans represents a level of reserves of approximately $2.9 million for the period ending December 31, 2011 compared to approximately $5.7 million at December 31, 2010.  This balance was reduced in 2011 as compared to 2010 based on the OCC guidance to eliminate specific reserves on collateral dependent loans and charge off these loans by the specific reserve amount.

The following table sets forth certain information as to the allowance for loan losses:

Analysis of the Allowance for Loan Losses

	Year ended December 31,				Transition Period Aug 1- Dec 31	Year Ended July 31,
	2011	2010	2009	2008	2007	2007
	(dollars in thousands)

Average loans held for investment	$218,203	$233,439	$244,553	$228,497	$210,439	$208,156

Total gross loans outstanding- held for investment at year end	$211,478	$234,064	$249,236	$241,941	$227,579	$208,046

Allowance, beginning of year	$10,220	$8,182	$4,973	$4,217	$4,045	$5,347
Charge-offs
single family	(1,334)	(773)	(823)	(493)	—	(327)
construction	—	(232)	(1,475)	(333)	(361)	(528)
other	(3,007)	(802)	(4,274)	(685)	(13)	(199)
	(4,341)	(1,807)	(6,572)	(1,511)	(374)	(1,054)
Recoveries:
single family	21	136	7	10	—	—
construction	10	25	240	2	45	23
other	14	334	84	25	301	29
Net charge-offs	(4,296)	(1,312)	(6,241)	(1,474)	(28)	(1,002)
Provision for loan losses	200	3,350	9,450	2,230	200	(300)

Allowance, end of year	$6,124	$10,220	$8,182	$4,973	$4,217	$4,045

Allowance as a percentage of total gross loans-held for investment	2.90%	4.37%	3.28%	2.06%	1.85%	1.94%
Net charge-offs as a percentage of average loans	1.97%	0.56%	2.55%	0.65%	0.01%	0.48%

Our loans held-for-investment portfolio decreased $22.6 million, or 9.7% as of December 31, 2011, compared to December 31, 2010.  Our average loans held-for-investment also decreased by 6.5% for 2011 compared to 2010.  This decrease is primarily the result of a decrease in our commercial real estate mortgage loans secured by other properties due to slow demand in commercial lending and loan payoffs, which has resulted in a decrease in the portfolios of commercial business, commercial real estate, and residential land development loans to commercial borrowers.

The following table sets forth the allocation of the allowance for loan loss to each loan category as of December 31, 2011 and 2010.  The allowance established for each category is not necessarily indicative of future losses or charge offs for that category and does not restrict the use of the allowance to absorb losses in any category:

	Allocation of the Allowance for Loan Losses
	December 31,								July 31,
	2011		2010		2009		2008		2007
	Allowance Amount	Percentage of loans in each category to Total loans(1)	Allowance Amount	Percentage of loans in each category to Total loans(1)	Allowance Amount	Percentage of loans in each category to Total loans(1)	Allowance Amount	Percentage of loans in each category to Total loans(1)	Allowance Amount	Percentage of loans in each category to Total loans(1)
	(dollars in thousands)

Single family	$1,980	38.56%	$3,849	33.70%	$1,910	33.25%	$1,342	32.47%	$1,032	38.74%
Non-Residential	760	16.68%	1,214	17.62%	744	17.10%	163	3.94%	138	5.18%
Commercial and Commercial Real Estate	2,914	38.89%	3,502	40.80%	5,183	40.90%	2,009	48.55%	628	23.58%
Construction	67	2.11%	1,417	2.66%	116	2.93%	1,089	6.09%	1,821	16.48%
Land and Development	395	3.52%	226	4.99%	222	5.63%	364	8.80%	420	15.80%
Other	8	0.24%	12	0.23%	7	0.19%	6	0.15%	6	0.22%
Total	$6,124	100.00%	$10,220	100.00%	$8,182	100.00%	$4,973	100.00%	$4,045	100.00%

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

	At December 31,				At July 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single family	$4,436	$9,164	$6,278	$3,651	$1,104
Land	1,944	5,947	4,529	6,304	3,092
Construction	—	1,648	3,446	6,584	3,202

Non-mortgage loans:
Consumer	—	3	—	—	—
Commercial	6,459	10,298	11,655	1,129
Non-residential	—	—	1,046	659	—
Total non-accrual loans	12,839	27,060	26,954	18,327	7,398

Foreclosed real estate	4,821	6,056	5,653	5,446	1,029

Total non-performing assets	$17,660	$33,116	$32,607	$23,773	$8,427

Total non-performing loans to total loans held-for-investment	6.07%	11.54%	10.80%	7.57%	3.56%

Allowance for loan losses to total non-performing loans	47.70%	37.77%	30.36%	27.14%	54.68%

Total non-performing loans to total assets	3.33%	6.83%	6.15%	4.03%	1.69%

Total non-performing assets to total assets	4.59%	8.36%	7.45%	5.23%	1.93%

Total non-accrual loans decreased by $14.3 million, or 53.6%, to $12.8 million at December 31, 2010, compared to $27.1 million at December 31, 2010.  We experienced a decrease in the number of and percentage of the loans in our residential mortgages, construction loans, and in our commercial loan portfolio.

The allowance for loan losses is approximately 47.7% of non-accrual loans as of December 31, 2011, versus 37.7% at December 31, 2010.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

At December 31, 2011, total impaired loans were $31.3 million, or 14.82% of total loans held for investment, compared to $38.8 million, or 16.57% of total loans held-for-investment, at December 31, 2010.  Non-performing loans consisted of $12.8 million that were non-accrual loans at December 31, 2011 and approximately $18.5 million of troubled debt restructured loans.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

The following table sets forth information as to loans defined as delinquent (three payments past due, less than the four months past due as presented on the previous schedule) on which we continued to accrue interest.

	At December 31,				At July 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Loans past due (three payments past due):
Mortgage loans:
Single family	$1,783	$663	$925	$2,271	$276
Land	58	193	1,336	2,450	389
Construction	—	—	—	992	2,345

Non-mortgage loans:
Commercial	260	2,570	146	25	—

Total past due loans-still accruing	$2,101	$3,426	$2,407	$5,738	$3,010

Real estate acquired at or in lieu of foreclosure is classified as OREO until such time as it is sold. Acquired property is recorded at the lower of net acquisition cost or fair value, less estimated costs to sell subsequent to acquisition.  Operating expenses of OREO are reflected in non-interest expenses.  Any write-down of the property at the acquisition date is charged against the allowance for loan losses with any subsequent additional write-downs reflected in non-interest expenses.

For the year ending December 31, 2011, there was a $266,000 provision for OREO losses compared to a $591,000 provision for OREO losses for the year ended December 31, 2010.  This provision is primarily the result of a reduction of the values of our OREO properties.  The provision for OREO losses was expensed during the respective period for OREO property as is our practice when information is obtained that indicates the fair value is less than its carrying value.  The value of OREO property held due to foreclosures at December 31, 2011 and 2010 were $4.8 million and $6.1 million, respectively.  At December 31, 2011, OREO properties consist of $744,000 in residential construction properties, $2.2 million in lot properties, and $543,000 in 1 — 4 residential properties and $1.4 million in commercial real estate properties. Management is actively seeking buyers for these properties.

Non-Interest Income.  Total non-interest income for the year ending December 31, 2011 was $3.7 million compared to $683,000 million for the year ending December 31, 2010, an increase of $3.0 million, or 443.2%.  The increase in non-interest income for the current twelve month period is attributable to the $2.9 million other than temporary charge recognized during the third quarter of 2010, for which there was no comparable charge this year.  In addition gain on sale of loans increased $292,000 and gain on the sale of real estate acquired in settlement of loans increased $75,000.  The increases were partially offset by a decrease of $113,000 in the net gain on the sale of MBS and investment securities available for sale.

During the period ending December 31, 2011, we did not recognize a non-cash other than temporary impairment (“OTTI”) as compared to a $2.9 million charge recognized on one of our private-labeled MBS for the year ending December 31, 2010.  The OTTI charge related to a credit loss.  Credit losses reflect the difference between the present value of the cash flows expected to be collected and the amortized cost.  Significant deterioration occurred in the market values on one of our securities.  The MBS was subsequently sold in the fourth quarter last year.

Net gain on the sale of mortgage-backed securities and investment securities for the period ending December 31, 2011 included approximately $562,000 pre-tax, $341,000 net of tax, compared to $785,000 pre-tax, $518,000 net of tax, for the same twelve month period last year.  Gain on the sale of investments is the result of the Bank selling approximately $11.0 million of our MBS and $42.0 million of our callable agencies, of which included $32.0 million of investments being called prior to maturity.  The net gain during the 2010 period resulted from the sale of approximately $7.0 million of our MBS and $14.1 million of our callable agencies

The sale of these securities was used to partially pay off and reduce our brokered deposits.  The funds from the called investment securities were used to purchase MBS with a higher interest rate.  This was part of management’s continuing efforts during 2011 to strengthen the balance sheet for the future.  We currently have five remaining non-agency MBS that have been rated less than investment grade by at least one rating agency.  The remaining portfolio is U.S. Government agency securities.  We continue to aggressively monitor the performance of these securities and the underlying collateral.

The $75,000 increase on the gain on sale of real estate acquired in settlement of loans during 2011 is due to the gain on the sale of ten properties resulting in a net gain of $36,000 compared to the sale of nine properties resulting in a net loss of $38,000 during 2010.

Gain on the sale of loans increased $292,000 for the year ending December 31, 2011, compared to last year.  Gain on sale of loans includes servicing release fees and discount points earned on loans sold.  The increase on the gain on sale of loans compared to the same period last year is primarily due to an overall higher premium and increased collection of up-front fees associated with those loans as well as lower costs associated with the origination of these loans. The costs associated with these loans decreased primarily as the result of reducing our expense for our loan origination departments.  Our ability to realize gains in future periods will depend largely on interest rates and the demand for mortgage loans.

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

Loan-related fees, which consist primarily of late fees, document preparation fees, tax service fees and construction inspection fees, decreased $39,000 during the year ended December 31, 2011, due primarily to the decrease of upfront loan fees.  We originated approximately 388 loans that were sold in the secondary market totaling $109.3 million during fiscal 2011, compared to 401 loans totaling $109.6 million during fiscal 2010.

Other income includes primarily fees from our deposit-based operations. The $13,000 increase in other income during 2011 is primarily the result of an increase in miscellaneous and other fee income.

Non-Interest Expenses.  Non-interest expenses were $13.8 million and $16.4 million for the years ended December 31, 2011 and 2010, respectively.

The $2.6 million decrease in non-interest expenses during the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to a $2.0 million pre-payment penalty paid during the second quarter of 2010, for which there was no corresponding expense during 2011.  Also contributing to the decrease in non-interest expenses were decreases of $409,000 in deposit insurance premiums and assessments, $250,000 in foreclosure costs, $326,000 in provision for loss on real estate acquired in settlement of loans and $21,000 in other expenses, partially offset by increases of $546,000 in salaries and benefits and $45,000 in service contracts.

The $2.0 million pre-payment penalty was the result of a termination fee that we incurred in 2010 as a result of the early payoff of $30.0 million in other borrowings to a third party.  Although this transaction resulted in a pre-payment penalty and therefore increased the net loss for the period ending December 31, 2010, it allowed the Bank to reduce its cost of funds going forward.

The increase in salaries and benefits is the result of annual increases, additional mortgage originators and increased employee benefits expenses.  Approximately 30 experienced mortgage loan originators joined WSB during the quarter ending December 31, 2010, but due to reduced originations based on the slowdown in the economy, we elected to terminate the low-performing originators and as of December 31, 2011, we have 18 mortgage loan originators.  Benefit costs also increased due to higher medical and life insurance premiums.  Salaries and benefit costs fluctuate based on the number of loan originators needed to meet the current loan demand.  We cannot anticipate what impact this may have on future earnings.

The decrease in the provision for OREO losses was due to OREO properties with a fair value less than the original carrying value.  These decreases are the result of obtaining updated appraisal and/or evaluations on the properties that have been classified as real estate owned, which resulted in fewer write downs of certain properties although continuing declines in real estate prices may affect the carrying OREO balances.

The decrease in deposit insurance premiums is the result of an overall decrease in FDIC assessment rates for smaller institutions.  During the third quarter of 2011, FDIC changed the calculation formula to charge assessments on average assets, which resulted in lower premiums for WSB.

Foreclosure costs decreased $250,000 during the period ended December 31, 2011, as a result of a reduction in cost associated with foreclosure of loans which was affected by lower levels of OREO.  We continue to monitor our foreclosures and post foreclosures, but cannot anticipate what impact this may have on our statement of financial condition in the future.

Income Taxes.  Although we generally provide for income taxes at substantially equivalent statutory rates, the tax effects of certain operations have caused variances in our overall effective tax rates from year to year.  As a result, a tax expense of $712,000 was recognized for the year ended December 31, 2011 compared to a tax benefit of $2.9 million for the year ended December 31, 2010.  The tax expense was the result of pre-tax earnings of $2.0 million, which included the exclusion of income for the bank owned life insurance and a tax benefit attributable to our investments portfolio which consists of U.S. Agencies.  The tax benefit for 2010 was the result of a pre-tax loss of $6.8 million, which included the exclusion of income for the bank owned life insurance and a tax benefit attributable to our investment portfolio which consists of U.S. Agencies as well as the reversal of a portion of a reserve established for an uncertain tax position resulting from a settlement of an IRS examination.  The effective tax rates were 36.3% and (42.7)% for years ended December 31, 2011 and 2010, respectively.

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

Financial Condition and Liquidity.

General.

Total assets were $385.0 million at December 31, 2011 as compared to $396.0 million at December 31, 2010.  The $11.0 million, or 2.8%, decrease in assets at December 31, 2011 was principally attributable to a decrease of $22.3 million in loans held for investment, $19.1 million in cash and cash equivalents and $13.9 million in loans available-for-sale, offsetting an increase of $22.3 million in MBS available-for-sale and $22.8 million in investment securities available-for-sale.  As our loan portfolio decreased due to loan payoffs and principle pay-downs, we reduced our brokered deposits and reinvested into highly-rated mortgage-backed securities improving our portfolio yield.  The decrease in loans held-for-sale is primarily due to a decrease in our residential mortgage real estate loans which are sold in the secondary market.

Liabilities decreased by $13.6 million, or 4.0%, to $330.7 million at December 31, 2011 as compared to $344.3 million at December 31, 2010, as a result of a decrease of $21.5 million in our total deposits, offsetting the increase of $8.0 million in FHLB borrowings. The decrease in deposits is the result of a decrease in our time deposits as a result of a reduction of $28.5 in brokered CDs offsetting an increase in our savings and NOW accounts.  Management directed its focus to increase its core savings and NOW accounts by increasing the rates we offer on these products so that our rate is higher than the rate offered by our competitors.  In addition, we decreased our brokered deposits to approximately $19.8 million at December 31, 2011 compared to $48.3 at December 31, 2010.  Previously, we had generally sought to lengthen our deposit maturities and decrease the effect of short-term interest rate swings through the pricing of our CDs.

Liquidity.  We must meet requirements for liquid assets and for liquidity described in “Part I, Item 1, Business—Supervision and Regulation—Liquidity Requirements.”  As of December 31, 2011, we had $4.4 million of cash and cash equivalents.  Further, we had $95.2 million of unpledged investment securities. However, the unpledged securities consist of approximately $21.4 million private label MBS with limited marketability for purposes of liquidity.  At December 31, 2011, we had approximately $29.5 million of availability on our FHLB line and $12.0 million of availability on our secured lines of credit with correspondent banks.

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

Credit Commitments. The following table lists our credit commitments as of December 31, 2011.  Off-balance sheet financial instruments include commitments to extend credit, standby letters of credit, operating lease obligations and financial guarantees. See Note 16 in our notes to consolidated financial statements contained elsewhere in this report for a complete description of off-balance sheet financial instruments.

Year ended
December 31, 2011
(dollars in thousands)

Commitments to extend credit	$494
Stand by letters of credit	194
Unused lines of credit	10,970

Total	$11,658

Capital.  Current statutory provisions and OCC regulations establish standards for capital, require subsidiaries of a federally-chartered thrift institution to be separately capitalized, and require investments in and extension of credit to any subsidiary engaged in activities not permissible for a national bank to be deducted in the computation of an institution’s regulatory capital. The Bank’s regulatory risk-based capital reflects an decrease of $936,000, while its regulatory assets reflect an increase of $1.5 million, both of which represent unrealized gains (after-tax for capital deductions and pre-tax for asset deductions, respectively) on MBS and investment securities classified as available-for-sale. See  “Part I, Item 1, Business- Supervision and Regulation”, “Part I, Item 1, Business—Subsidiaries” and Note 12 of Notes to Consolidated Financial Statements contained in “Part II, Item 8” of this report.  The minimum regulatory capital and ratios required, the Bank’s actual regulatory capital and ratios, and the amount by which the Bank’s ratios exceed the minimum regulatory requirements, as of December 31, 2011, are as follows:

Capital Category	Regulatory Ratios Required	Bank’s Ratios	Bank’s Excess of Requirements	Calculations Based Upon

Leverage	$15,022,424	$43,584,440	$28,562,016	$43,584,440	Regulatory Capital
	4.00%	11.61%	7.61%	$375,560,600	Regulatory Assets

Tangible	$5,633,409	$43,584,440	$37,951,031	$43,584,440	Regulatory Capital
	1.50%	11.61%	10.11%	$375,560,600	Regulatory Assets

Risk-Based	$17,756,248	$46,360,354	$28,604,106	$46,360,354	Regulatory Capital
	8.00%	20.89%	12.89%	$221,953,097	Risk-Weighted Assets

Our management believes that, under current regulations, and eliminating the assets of WSB, the Bank remains well capitalized and will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond the control of the Bank, such as a shift in interest rates or a further downturn in the economy in areas where we extend credit, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011, is effective.

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

As of result of a provision of the Dodd-Frank Act, which, among other things, permanently exempted non-accelerated filers, such as the Company, from complying with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an issuer to include an attestation report from an issuer’s independent registered public accounting firm on the issuer’s internal control over financial reporting, this annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s independent registered accounting firm.

[Stegman & Company Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

WSB Holdings, Inc.

Bowie, Maryland

We have audited the accompanying consolidated statements of financial condition of WSB Holdings, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland
March 21, 2012

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2011 AND DECEMBER 31, 2010

	December 31,	December 31,
	2011	2010
ASSETS

CASH AND CASH EQUIVALENTS:
Cash	$437,414	$21,438,474
Federal funds sold	3,964,439	2,095,561

Total cash and cash equivalents	4,401,853	23,534,035

LOANS RECEIVABLE:

Held for sale	10,245,483	24,169,595

Held for investment	211,477,704	234,064,325
less: allowance for loan losses	(6,124,116)	(10,219,791)

Loans receivable held-for-investment - net	205,353,588	223,844,534

Total loans receivable - net	215,599,071	248,014,129

Mortgage-backed securities - available for sale at fair value	80,808,257	58,551,837
Investment securities - available for sale at fair value	44,937,185	22,110,923
Investment in Federal Home Loan Bank Stock, at cost	4,503,700	5,501,800
Accrued interest receivable on loans	1,023,847	1,169,898
Accrued interest receivable on investments	693,967	465,831
Income taxes receivable	—	629,167
Real estate acquired in settlement of loans	4,820,634	6,055,945
Bank owned life insurance	12,368,974	11,911,801
Premises and equipment - net	4,807,206	4,802,675
Deferred tax assets	8,574,590	9,829,655
Other assets	2,422,102	3,352,288

TOTAL ASSETS	$384,961,386	$395,929,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest bearing	$5,256,111	$6,512,064
Interest-bearing	239,794,477	260,069,078

Total Deposits	245,050,588	266,581,142

Federal Home Loan Bank borrowings	84,000,000	76,000,000
Advances from borrowers for taxes and insurance	426,238	479,480
Accounts payable, accrued expenses and other liabilities	1,211,550	1,250,469

Total Liabilities	330,688,376	344,311,091

STOCKHOLDERS’ EQUITY :
Preferred stock, no stated par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value. 7,995,232 and 7,924,732 shares issued and outstanding	799	792
Additional paid-in capital	11,095,646	10,872,561
Retained earnings - substantially restricted	42,230,566	40,981,757
Accumulated other comprehensive income (loss)	945,999	(236,217)

Total stockholders’ equity	54,273,010	51,618,893

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$384,961,386	$395,929,984

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011	Year Ended December 31, 2010
INTEREST INCOME:
Interest and fees on loans	$13,957,048	$15,090,775
Interest on mortgage-backed securities	2,687,859	4,217,548
Interest and dividends on investments	1,666,129	1,419,051

Total interest income	18,311,036	20,727,374

INTEREST EXPENSE:
Interest on deposits	3,902,298	4,898,150
Interest on other borrowings	2,111,356	3,476,795

Total interest expense	6,013,654	8,374,945

NET INTEREST INCOME	12,297,382	12,352,429
Provision for loan losses	200,000	3,350,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,097,382	9,002,429

NON-INTEREST INCOME:
Loan-related fees	398,935	437,981
Gain on sale of loans	1,534,725	1,242,356
Gain on sale of mortgage-backed securities - available-for-sale	401,052	(469,896)
Gain on sale of investment securities - available-for-sale	161,439	1,145,816
Gain on sale of mortgage-backed securities -held to maturity	—	108,578
Other than temporary impairment loss	—	(2,931,768)
Loss on disposal of premises and equipment	(2,005)	(93)
Rental income	421,118	396,929
Gain (Loss)on sale of real estate acquired in settlement of loans	36,442	(38,438)
Service charges on deposits	112,627	137,656
Bank owned life insurance	457,173	476,798
Other income	190,599	177,415

Total non-interest income	3,712,105	683,334

NON-INTEREST EXPENSES:
Salaries and benefits	7,156,348	6,610,216
Occupancy expense	677,885	671,493
Deposit insurance premiums and assessments	742,078	1,151,511
Depreciation	446,770	528,533
Advertising	327,397	321,449
Service bureau charges	497,979	616,248
Service charges from banks	24,399	35,886
Service contracts	364,213	318,986
Stationery, printing and supplies	167,910	163,307
Foreclosure costs	581,508	831,413
Professional services	562,808	593,663
Other taxes	316,630	303,145
Provisions for losses on real estate acquired in settlement of loans	266,283	591,448
Termination expense on other borrowings	—	1,967,187
Other expenses	1,716,711	1,738,157

Total non-interest expenses	13,848,919	16,442,642

EARNINGS (LOSS) BEFORE INCOME TAXES	1,960,568	(6,756,879)

INCOME TAX EXPENSE (BENEFIT)	711,759	(2,883,831)

NET EARNINGS (LOSS)	$1,248,809	$(3,873,048)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.16	$(0.49)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.16	$(0.49)

AVERAGE COMMON SHARES OUTSTANDING	7,987,720	7,885,217

AVERAGE DILUTED COMMON SHARES	7,988,148	7,885,217

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(Loss)	Equity

BALANCES, JANUARY 1, 2010	$785	$10,717,631	$44,854,805	$(2,716,504)	$52,856,717

Exercise of Stock Options	7	140,642	—	—	140,649

Tax effect of Stock Options Exercised	—	14,288			14,288

Comprehensive Income:

Net loss	—	—	(3,873,048)	—	(3,873,048)

Other comprehensive income Reclassification adjustment for gains, net of taxes of $266,563	—	—	—	(409,337)	(409,337)

Reclassification adjustment for other than temporary impairment charge net of taxes of ($1,156,289)	—	—	—	1,775,479	1,775,479

Net changes in unrealized appreciation on available for sale securities	—	—	—	1,114,145	1,114,145

Total comprehensive loss					(1,392,761)

BALANCES, DECEMBER 31, 2010	792	10,872,561	40,981,757	(236,217)	51,618,893

Exercise of Stock Options	7	220,635	—	—	220,642

Tax effect of Stock Options Exercised	—	2,450	—	—	2,450

Comprehensive income:

Net income	—	—	1,248,809	—	1,248,809

Other comprehensive income Reclassification adjustment for gains, net of taxes of $221,846	—	—	—	(340,645)	(340,645)

Net changes in unrealized appreciation on available for sale securities	—	—	—	1,522,861	1,522,861

Total comprehensive income					2,431,025

BALANCES, DECEMBER 31, 2011	$799	$11,095,646	$42,230,566	$945,999	$54,273,010

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)	$1,248,809	$(3,873,048)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	200,000	3,350,000
Stock-based compensation	—	—
Provision for losses on real estate acquired in settlement of loans	266,283	591,448
Depreciation	446,770	528,533
Loss on other than temporary impairment charge	—	2,931,768
Loss on disposal on premises and equipment	2,005	93
Accretion of (discounts)/premiums on investment securities	194,959	3,993
Gain on sale of MBS- available for sale	(401,052)	361,318
Gain on sale of investment securities- available for sale	(161,439)	(1,145,816)
(Gain) Loss on sale of other real estate owned	(36,442)	38,438
Gain on sale of loans	(1,534,725)	(1,242,356)
Loans originated for sale	(109,204,387)	(114,753,518)
Proceeds from sale of loans originated for sale	123,128,500	100,130,159
Increase in cash surrender value of bank owned life insurance	(457,173)	(476,798)
Decrease in other assets	930,185	5,992
(Increase) decrease in accrued interest receivable	(82,085)	375,161
Change in deferred income taxes	485,140	(2,591,702)
Change in federal income taxes receivable	629,167	46,923
Excess tax benefits from stock-based compensation	(2,450)	(14,288)
Decrease in accounts payable, accrued expenses and other liabilities	(38,920)	(553,599)
Decrease in accrued interest payable	(18,178)	(12,651)
Increase (Decrease) in net deferred loan fees	21,277	(50,599)

Net cash provided by (used in) operating activities	15,616,244	(16,350,549)

INVESTING ACTIVITIES:

Net decrease in loans receivable- held for investment	16,780,950	9,961,468
Purchase of mortgage-backed securities - available for sale	(48,440,935)	(5,060,964)
Purchase of investment securities - held to maturity	—	(22,735,000)
Purchase of investment securities - available for sale	(65,522,600)	(15,039,576)
Proceeds from sales, calls, and maturities of mortgage-backed securities	27,839,957	53,896,907
Proceeds from sales, calls and maturities of investment securities-available for sale	43,360,570	23,947,004
Proceeds from sales, calls and maturities of investment securities-held to maturity	—	22,735,000
Redemption of Federal Home Loan Bank Stock	998,100	408,700
Purchase of premises and equipment	(453,306)	(163,391)
Development of real estate acquired in settlement of loans	(104,178)	(123,268)
Proceeds from sale of real estate acquired in settlement of loans	4,133,092	3,039,688

Net cash (used in) provided by investing activities	(21,408,350)	70,866,568

FINANCING ACTIVITIES:

Net increase in demand deposits, NOW accounts and savings accounts	29,050,312	22,202,351
Proceeds from issuance of certificates of deposit	10,528,020	30,249,411
Payments for maturing certificates of deposit	(61,090,708)	(39,679,452)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(53,242)	7,617
Cash dividend paid	—	—
Increase (decrease) in FHLB Advances	8,000,000	(23,000,000)
Decrease in short term borrowings	—	(30,000,000)
Proceeds from exercise of stock options	223,092	154,937
Excess tax benefits from stock-based compensation	2,450	14,288

Net cash used in financing activities	(13,340,076)	(40,050,848)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,132,182)	14,465,171

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,534,035	9,068,864

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,401,853	$23,534,035

CASH PAID DURING THE PERIOD FOR:

Income taxes	$—	$—

Interest	$6,035,137	$8,679,791

Non-cash transactions:
Real estate acquired in settlement of loans	$3,023,444	$3,949,137

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 and DECEMBER 31, 2010

1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include WSB Holdings, Inc. (“WSB” or “we”) and its wholly owned subsidiaries, The Washington Savings Bank FSB (“the Bank”), WSB, Inc., WSB Realty, LLC and WSB Realty, Inc. (collectively referred to herein, as the “Company”).  All significant intercompany balances and transactions between entities have been eliminated.

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

Restricted Stock Investments — The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the FHLB in varying amounts based on balances of outstanding home loans and on amounts borrowed from the FHLB. Because no ready market exists for this stock and it has no quoted market value, our investment in this stock is carried at cost.

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

Loans Receivable - We originate mortgage, commercial and consumer loans for portfolio investment and mortgage loans for sale in the secondary market.  During the period of origination, mortgage loans are designated as either held-for-sale or held-for-investment purposes.  Mortgage loans held-for-sale are carried at the lower of cost or fair value, determined on an individual loan basis. There was no valuation allowance required as of December 31, 2011 or December 31, 2010 on loans held-for-sale. The basis of loans sold include any deferred loan fees and costs. Loans held-for-investment are stated at their principal balance outstanding net of related deferred fees and cost. Transfers of loans held-for-investment to the held-for-sale portfolio are recorded at the lower of cost or market value on the transfer date with any reduction in a loan’s value reflected as a write-down of the recorded investment resulting in a new cost basis with a corresponding charge to the allowance for loan losses.

We enter into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments).  Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives.  The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 60 days.  We protect our self from changes in interest rates through the use of best efforts forward delivery commitments, whereby, we commit to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.  As a result, we are not exposed to losses nor will we realize gains related to our rate lock commitments due to changes in interest rates.

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

The amounts we could ultimately recover from real estate acquired in settlement of loans could differ materially from the amounts used in arriving at the net carrying value of the assets because of future market factors beyond our control or changes in our strategy for recovering our investment.

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

Mortgage Banking Activities — It is our current practice to sell mortgage loans without retaining loan servicing rights (commonly referred to as “servicing released”). We have not purchased mortgage loans with servicing rights subsequent to 1994.  Prior to 1995, we originated and sold some mortgage loans with servicing retained.  The accounting treatment in effect at that time prohibited the capitalization of mortgage rights on internally originated loans that were subsequently sold.  Accordingly, there are no capitalized mortgage servicing assets at December 31, 2011 and December 31, 2010.

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

The tax years before 2008 are no longer subject to U.S. Federal tax examinations.

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

Reclassifications - Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2011 presentation.

Recent Accounting Pronouncements

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The provisions of ASU No. 2011-02 became effective for the Company for the interim reporting period ended September 30, 2011.  The Company adopted this statement with no material impact on its financial condition or results of operations except for additional financial statement disclosures.

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

In December 2011, the FASB issued an accounting standards update to increase the disclosure requirements surrounding derivative instruments that are offset within the balance sheet pursuant to the provisions of current GAAP. The objective of the update is to provide greater comparability between issuers reporting under U.S. GAAP versus IFRS and provide users the ability to evaluate the effect of netting arrangements on a company’s financial statements. The provisions of the update are effective for annual and interim periods beginning on or after January 1, 2013 and are not expected to add to the Company’s current level of disclosures.

2.                    LOANS RECEIVABLE

Loans receivable held-for-investment consists of the following:

	December 31,
	2011	2010

FIRST MORTGAGE LOANS:
Secured by single-family residences	$79,719,713	$72,968,063
Secured by 5 or more- residential	3,068,229	3,019,186
Secured by other properties	35,357,446	41,306,353
Construction loans	3,984,630	4,898,672
Land and land development loans	7,450,684	11,613,824
Land acquisition loans	492,120	1,849,875

	130,072,822	135,655,973

SECOND MORTGAGE LOANS	1,977,851	2,597,198

COMMERCIAL AND OTHER LOANS:
Commercial -secured by real estate	76,607,916	92,458,529
Commercial	2,735,036	3,212,401
Loans secured by savings accounts	149,992	205,637
Consumer installment loans	354,317	333,540

	211,897,934	234,463,278

LESS:
Allowance for loan losses	(6,124,116)	(10,219,791)
Deferred loan fees	(420,230)	(398,953)

TOTAL LOANS RECEIVABLE HELD-FOR-INVESTMENT	$205,353,588	$223,844,534

We originate adjustable and fixed interest rate loans.  The adjustable rate loans have interest rate adjustment limitations and are generally indexed to the 1- or 3-year U.S. Treasury index.  Future market factors may affect the correlation of the interest rate adjustment with the rates we pay on the short-term deposits that have been primarily utilized to fund these loans.  Adjustable interest rate loans at December 31, 2011 and December 31, 2010 were $6.7 million and $5.2 million, respectively.

Allowance for Loan Losses -

Allowance for loan losses and recorded investment in loans for the years ended December 31, 2011 and 2010 is summarized as follows:

For the year ended December 31, 2011	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,891	$326	$2,932	$4,067	$4	$10,220
Charge-offs	(1,334)	—	(2,570)	(434)	(4)	(4,342)
Recoveries	21	10	4	10	1	46
Provisions	681	(327)	38	(194)	2	200
Ending Balance	2,259	9	404	3,449	3	6,124
Ending Balance: individually evaluated for impairment	1,057	0	283	1,595	0	2,935
Ending Balance: collectively evaluated for impairment	1,202	9	121	1,854	3	3,189

Loans:
Ending Balance	$120,123	$3,985	$7,943	$79,343	$504	$211,898
Ending Balance: individually evaluated for impairment	13,588	—	3,486	14,256	—	31,330
Ending Balance: collectively evaluated for impairment	106,535	3,985	4,457	65,087	504	180,568

For the year ended December 31, 2010	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,750	$618	$1,871	$3,938	$5	$8,182
Charge-offs	(867)	(232)	(450)	(258)	—	(1,807)
Recoveries	230	25	33	207	—	495
Provisions	1,778	(85)	1,478	180	(1)	3,350
Ending Balance	2,891	326	2,932	4,067	4	10,220
Ending Balance: individually evaluated for impairment	1,493	255	2,293	1,650	2	5,693
Ending Balance: collectively evaluated for impairment	1,398	71	639	2,417	2	4,527

Loans:
Ending Balance	$119,890	$4,899	$13,464	$95,671	$539	$234,463
Ending Balance: individually evaluated for impairment	10,555	1,872	6,807	16,975	2	36,211
Ending Balance: collectively evaluated for impairment	109,335	3,027	6,657	78,696	537	198,252

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

Construction loans — Since this portfolio is substantially owner occupied residential construction loans, the loan specific risks and portfolio risks are the same as described above as first mortgage loans secured by single family residences.  However these loans carry the additional risk associated with the builder and the potential for builder cost overruns and/or the builder being unable to complete the construction.

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

Credit quality indicators as of December 31, 2011 are as follows:

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

Loss:  Loans classified as loss are considered uncollectible.  A loan classified as a loss does not mean that an asset has no recovery value, but that it is not practical to defer writing off or reserving all or a portion of the asset, even though partial recovery may be collected in the future.  Loans that are classified as “Loss” are fully reserved for on our financial statements.

The credit risk profile by internally assigned grade under the Allowance for Loan Losses for the years ended December 31, 2011 and 2010 are as follows:

For the year ended December 31, 2011	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Pass	$101,738	$3,985	$3,726	$50,130	$504	$160,083
Special Mention	4,501	—	58	12,251	—	16,810
Substandard	13,724	—	3,889	16,875	—	34,488
Doubtful/Loss	160	—	270	87	—	517
Total	$120,123	$3,985	$7,943	$79,343	$504	$211,898

For the year ended December 31, 2010	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Pass	$102,001	$2,720	$8,232	$64,123	$536	$177,612
Special Mention	6,784	307	290	10,453	—	17,834
Substandard	11,009	1,872	4,885	21,007	3	38,776
Doubtful/Loss	96	—	57	88	—	241
Total	$119,890	$4,899	$13,464	$95,671	$539	$234,463

Information on impaired loans for the years ended December 31, 2011 and 2010 is as follows:

		Unpaid		Average	Interest
For the year ended	Recorded	Principal	Related	Recorded	Income
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized
	(dollars in thousands)
With no related allowance recorded:
Residential Real Estate	$1,569	$2,467	$—	$2,484	$82
Construction	—	—	—	—	—
Land and Land Acquisition	1,273	2,300	—	2,309	58
Commercial Real Estate and Commercial	101	101	—	162	19
Consumer	—	—	—	—	—
With an allowance recorded:
Residential Real Estate	$10,962	$12,019	$1,057	$11,057	$542
Construction	—	—	—	—	—
Land and Land Acquisition	1,930	2,213	283	1,938	77
Commercial Real Estate and Commercial	12,560	14,155	1,595	14,781	501
Consumer	—	—	—	—	—
Total
Residential Real Estate	$12,531	$14,486	$1,057	$13,541	$624
Construction	—	—	—	—	—
Land and Land Acquisition	3,203	4,513	283	4,247	135
Commercial Real Estate and Commercial	12,661	14,256	1,595	14,943	520
Consumer	—	—	—	—	—

		Unpaid		Average	Interest
For the year ended	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized
	(dollars in thousands)
With no related allowance recorded:
Residential Real Estate	$3,508	$3,508	$—	$3,514	$133
Construction	—	—	—	—	—
Land and Land Acquisition	184	184	—	185	9
Commercial Real Estate and Commercial	948	948	—	956	36
Consumer	1	1	—	1	—
With an allowance recorded:
Residential Real Estate	$6,967	$8,460	$1,493	$7,275	$315
Construction	1,617	1,872	255	1,602	44
Land and Land Acquisition	4,514	6,807	2,293	4,630	182
Commercial Real Estate and Commercial	15,352	17,002	1,650	15,362	695
Consumer	—	2	2	2	—
Total
Residential Real Estate	$10,475	$11,968	$1,493	$10,789	$448
Construction	1,617	1,872	255	1,602	44
Land and Land Acquisition	4,698	6,991	2,293	4,815	191
Commercial Real Estate and Commercial	16,300	17,950	1,650	16,318	731
Consumer	1	3	2	3	—

At December 31, 2011 and 2010, nonaccrual loans are $12.8 million and $27.1 million, respectively.

An age analysis of past due loans as of December 31, 2011 and 2010 are as follows:

For the year ended	2 payments	3 payments	Non-Accrual	Total
December 31, 2011	Past Due	Past Due	Loans	Past Due	Current	Total
	(dollars in thousands)
Residential Real Estate	3,578	2,043	4,436	10,057	110,066	120,123
Construction	—	—	—	—	3,985	3,985
Land and Land Acquisition	2,197	58	1,823	4,078	3,865	7,943
Commercial Real Estate and Commercial	1,617	—	6,580	8,197	71,146	79,343
Consumer	—	—	—	—	504	504
Total	7,392	2,101	12,839	22,332	189,566	211,898

For the year ended	2 payments	3 payments	Non-Accrual	Total
December 31, 2010	Past Due	Past Due	Loans	Past Due	Current	Total
	(dollars in thousands)
Residential Real Estate	3,903	937	10,753	15,593	104,297	119,890
Construction	—	—	1,648	1,648	3,251	4,899
Land and Land Acquisition	384	193	4,191	4,768	8,696	13,464
Commesrcial Real Estate and Commercial	2,390	4,021	10,467	16,878	78,793	95,671
Consumer	—	—	3	3	536	539
Total	6,677	5,151	27,062	38,890	195,573	234,463

Loans on which the recognition of interest has been discontinued amounted to approximately $12.8 million and $27.1 million at December 31, 2011 and 2010, respectively.  If interest income had been recognized on those loans at their stated rates during the years ending December 31, 2011 and 2010, interest income would have been increased by approximately $1.1 million and $1.6 million, respectively. The total allowance for loan losses on these impaired loans was approximately $2.9 million and $5.7 million at December 31, 2011 and 2010, respectively.

The impaired loans included in the table above were comprised of collateral dependent 1-4 residential real estate, lot loans and commercial real estate loans. The average recorded investment in impaired loans was $32.7 million and $33.5 million at December 31, 2011 and 2010, respectively, which included an average recorded balance in non-performing loans of $19.3 million and $25.0 million at December 31, 2011 and 2010, respectively.

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

We had approximately $20.4 million in TDRs, with approximately $8.3 million added during the twelve month period ending December 31, 2011, the majority of which were on accrual status.

	TDRs on Non-	TDRs on	Total
Dedcember 31, 2011 (in thousands)	Accural Status	Accrual Status	TDRs

Residential Real Estate	$267	$7,349	$7,616
Land and Lot Loans	931	1,689	2,620
Commercial Real Estate	687	9,453	10,140

Total TDRs	$1,885	$18,491	$20,376

	TDRs on Non-	TDRs on	Total
December 31, 2010 (in thousands)	Accural Status	Accrual Status	TDRs

Residential Real Estate	$—	$1,671	$1,671
Construction Loans	—	224	224
Land and Lot Loans	782	1,043	1,825
Commercial Real Estate	—	8,787	8,787

Total TDRs	$782	$11,725	$12,507

We consider an impaired loan to be performing to its modified terms if the loan is not past due 30 day or more as of the report date.

The following reflects a summary of TDR loan modifications outstanding and respective performance under the modified terms as of December 31, 2011.

	TDRs	TDRs Not
	Performing to	Performing to	Total
December 31, 2011 (in thousands)	Modified Terms	Modified Terms	TDRs

Residential Real Estate
Rate reduction	$6,509	$527	$7,036
Extension or other modification	579	—	579
Total residential TDRs	$7,088	$527	$7,615

Land and Lot Loans:
Rate reduction	$1,079	$989	$2,068
Extension or other modification	553	—	553
Total Land and Lot Loans	$1,632	$989	$2,621

Commercial:
Rate reduction	$8,050	$2,090	$10,140
Extension or other modification	—		—
Total commercial TDRs	$8,050	$2,090	$10,140
Total TDRs	$16,770	$3,606	$20,376

	TDRs	TDRs Not
	Performing to	Performing to	Total
December 31, 2010 (in thousands)	Modified Terms	Modified Terms	TDRs

Residential Real Estate
Rate reduction	$1,762	$—	$1,762
Extension or other modification	132	—	132
Total residential TDRs	$1,894	$—	$1,894

Land and Lot Loans:
Rate reduction	$1,043	$783	$1,826
Extension or other modification	—	—	—
Total Land and Lot Loans	$1,043	$783	$1,826

Commercial:
Rate reduction	$8,787	$—	$8,787
Extension or other modification	—		—
Total commercial TDRs	$8,787	$—	$8,787
Total TDRs	$11,724	$783	$12,507

Non-residential real estate loans had an outstanding balance of $35.4 million and $41.3 million at December 31, 2011 and 2010, respectively.  These loans are considered by management to have somewhat greater risk of collectability due to the dependence on income production.  Additionally, all of our non-residential real estate loans were collateralized by real estate (primarily warehouse and office space) in the Washington, D.C. metropolitan area.

We originate and participate in land and land development loans, real estate construction loans and commercial real estate loans, the proceeds of which are used by the borrower for acquisition, development, and construction purposes.  Often the loan arrangements require us to provide, from the loan proceeds, amounts sufficient for payment of loan fees and anticipated costs during acquisition, development, or construction, including interest.  This type of lending is considered by management to have higher risks.  At December 31, 2011 and 2010, the undisbursed portion of such loans totaled $11.0 million and $19.3 million, respectively.

We have made loans to certain of the Bank’s executive officers and directors. These loans were made on substantially the same terms, including interest rate and collateral requirements, as those prevailing at the time for comparable transactions with unrelated customers. The risk of loss on these loans is considered to be no greater than for loans made to unrelated customers.

The following schedule summarizes changes in amounts of loans outstanding to executive officers and directors:

	Years ended
	December 31,
	2011	2010

Balance at beginning of year	$4,928,053	$6,288,361
Additions	1,622,208	840,573
Repayments	(1,495,563)	(2,200,881)

Balance at end of year	$5,054,698	$4,928,053

3.                    MORTGAGE-BACKED SECURITIES

Mortgage-backed securities consisted of the following:

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
GNMA certificates	$7,126,518	$226,129	$—	$7,352,647
Private label collaterized mortgage obligations	17,026,220	17,241	684,135	16,359,326
FHLMC pass-through certificates	4,904,114	181,994	—	5,086,108
FNMA pass-through certificates	20,036,967	443,052	—	20,480,019
Freddie Mac pass-through certificates	23,024,218	348,993		23,373,211
Other pass-through certificates	7,634,231	522,715	—	8,156,946
	$79,752,268	$1,740,124	$684,135	$80,808,257

Weighted average interest rate	4.08%

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
GNMA certificates	$965,230	$104,993	$—	$1,070,223
Private label collaterized mortgage obligations	24,942,257	5,052	1,582,644	23,364,665
FHLMC pass-through certificates	10,165,914	263,607	—	10,429,521
FNMA pass-through certificates	9,099,423	250,779	—	9,350,202
Other pass-through certificates	13,788,148	549,078	—	14,337,226
	$58,960,972	$1,173,509	$1,582,644	$58,551,837

Weighted average interest rate	5.39%

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

Gross unrealized losses and fair value by length of time that the individual available-for-sale MBS have been in a continuous unrealized loss position is as follows:

	December 31, 2011		December 31, 2010
		Continuous		Continuous
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Less than 12 months	$—	$—	$—	$—
More than 12 months	16,055,478	684,135	23,182,150	1,582,644
Total	$16,055,478	$684,135	$23,182,150	$1,582,644

At December 31, 2011, we have four securities in an unrealized loss position.  These four securities are in an unrealized loss related to our private labeled mortgage backed securities portfolio.

At December 31, 2011, we had no other-than-temporary impairment losses recognized in net earnings, related to available-for-sale investments.  Other-than-temporary impairment loss recognized in net earnings for December 31, 2010 are as follows:

December 31, 2010
Total gross unrealized losses on other-than-temporary impaired securities	$(3,624,567)

Other-than-temporary loss recognized in prior year	692,799

Portion of losses recognized in Comprehensive Income(before taxes)	—

Net other-than-temporary impairment losses recognized in net earnings/(loss)	$(2,931,768)

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

During the year ending December 31, 2010, we recognized total non-cash other than temporary impairment (“OTTI”) pre-tax charges to the consolidated statement of operations for $2.9 million for one of our private-labeled MBS.  This security was rated “AAA” by Fitch at origination.  The OTTI charge relates to a credit loss.  Credit losses reflect the difference between the present value of the cash flows expected to be collected and the amortized cost.  After a careful and thorough review of the non-agency mortgage-backed security portfolio, an other than temporary impairment charge was recorded on one of the non-agency mortgage-backed securities.  Significant deterioration occurred in the market values on one of our securities.  Through analysis, we concluded that the entire decrease in value was the result of credit losses and, since our intention was to sell the MBS, the asset was reduced to the current market value.  In November 2010, the Bank sold this MBS, for which $2.9 million in cumulative credit-related OTTI charges had been previously recognized as a charge to non-interest income.

The valuation process and OTTI determination, assumptions related to prepayment, default and severity on the collateral supporting the non-agency MBSs are input into an industry standard valuation model.  The valuation is “Level Three” pursuant to FASB ASC — Topic 820- Fair Value Measurements and Disclosures.

We believe that the unrealized losses, other than those included in the table above, are not other-than-temporary.  The unrealized losses are driven by market illiquidity causing price deterioration.  Because our intention is not to sell the MBS and it is not more likely than not that we will be required to sell the MBS before recovery of their amortized cost bases, which may be maturity, management does not consider these MBS to be other-than-temporarily impaired at December 31, 2011.

We recognized a gain of $401,100 on the sale of mortgage-backed securities during year ending December 31, 2011 compared to a loss of $361,300 for the previous fiscal year.  Proceeds from sale of mortgage-backed securities were as follows as of December 31, 2011 and 2010:

	December 31, 2011
			Gross Realized
	Carrying		Gain (Loss)
	Value	Proceeds	on sales

MBS - available-for-sale	$10,972,982	$11,374,034	$401,052
	$10,972,982	$11,374,034	$401,052

	December 31, 2010
			Gross Realized
	Carrying		Gain (Loss)
	Value	Proceeds	on sales

MBS - available-for-sale	$5,176,790	$4,706,894	$(469,896)
MBS - held-to-maturity	1,842,873	1,951,451	108,578
	$7,019,663	$6,658,345	$(361,318)

4.              INVESTMENT SECURITIES

Investment securities consist of the following:

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$32,139,478	$505,954	$—	$32,645,432
Farmer Mac	5,000,000	14,350	—	5,014,350
Corporate Bonds	5,000,000	—	53,160	4,946,840
Municipal Bonds	2,291,578	38,985	—	2,330,563
	$44,431,056	$559,289	$53,160	$44,937,185

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$9,811,049	$326,524	$160,450	$9,977,123
FNMA Agencies	4,985,020	25,330	—	5,010,350
Farmer Mac	5,000,000	—	203,550	4,796,450
Municipal Bonds	2,295,741	31,259	—	2,327,000
	$22,091,810	$383,113	$364,000	$22,110,923

Proceeds from the sale and call of investment securities available-for-sale and proceeds from the called investment securities classified as held-to-maturity were as follows for the respective twelve month periods ending December 31, 2011 and 2010:

	December 31, 2011
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales
FHLB Agencies- called - AFS	$31,966,865	$32,000,000	$33,135
FHLB Agencies -sales -AFS	9,995,134	10,123,438	128,304
	$41,961,999	$42,123,438	$161,439

	December 31, 2010
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales
FHLB Agencies- called - AFS	$5,140,000	$5,140,000	$—
FHLB Agencies -sales -AFS	14,132,513	15,264,870	1,132,357
FHLB Agencies- called - HTM	22,721,541	22,735,000	13,459
	$41,994,054	$43,139,870	$1,145,816

Approximately $32.0 million short term investments, callable agencies, were called during the year ending December 31, 2011.  During the year ending December 31, 2011, we sold approximately $10.0 million in short term agencies.

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

Gross unrealized losses and fair value by length of time that the individual available-for-sale investment securities have been in a continuous unrealized loss position are as follows:

	December 31, 2011		December 31, 2010
		Continuous		Continuous
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less than 12 months:
FHLB Agencies	$—	$—	$4,834,550	$160,450
Farmer Mac Callable	—	—	4,796,450	203,550
Corporte Bond	5,000,000	53,160	—	—
More than 12 months	—	—	—	—

Total	$5,000,000	$53,160	$9,631,000	$364,000

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

Maturities for the investment securities are as follows:

	2011
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$—	$—
Due after one year through five years	8,593,328	8,840,125
Due after five years through ten years	25,841,578	26,059,960
Due after ten years	9,996,150	10,037,100
Total debt securities	$44,431,056	$44,937,185

5.                      LAND HELD FOR DEVELOPMENT

WSB’s wholly owned subsidiary, WSB, Inc., previously was established to purchase land in Maryland to develop into single family building lots that were offered for sale to third parties.  The subsidiary also built homes on lots on a contract basis.  However, due to the current economy, the subsidiary has not purchased or participated in developing homes for the past fiscal years ending December 31, 2011 and 2010.

6.                    REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

Real estate acquired in settlement of loans consists of the following:

	December 31,
	2011	2010

Single family properties	$603,381	$2,442,164
Land	2,285,183	2,403,944
Construction	743,600	—
Commercial	1,454,753	1,741,045
Less: valuation allowance	(266,283)	(531,208)

	$4,820,634	$6,055,945

7.       PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	Years ended
	December 31,
	2011	2010

Buildings	$7,034,554	$6,851,244
Land	1,038,294	1,038,294
Furniture and fixtures	3,427,304	3,194,746
Leasehold improvements	410,559	406,834
Automobiles	173,291	173,291
	12,084,002	11,664,409

Less accumulated depreciation and amortization	(7,276,796)	(6,861,734)

	$4,807,206	$4,802,675

Depreciation expense totaled $446,770 and $528,533 for the years ending December 31, 2011, and 2010, respectively.  Loss on disposal of assets totaled $2,005 and $93 for the years ending December 31, 2011 and 2010, respectively.

The Company has entered into long-term operating leases for certain premises.  Some of these leases require payment of real estate taxes and other related expenses, and some contain escalation clauses that provide for increased rental payments under certain circumstances.  Certain leases also contain renewal options.  Rental expense under leases for the years ended December 31, 2011 and December 31, 2010 was $287,862 and $270,831, respectively.

At December 31, 2011, the minimum rental commitment for the non-cancelable leases is as follows:

Year ending December 31,	Total

2012	$286,860
2013	226,856
2014	192,446
2015	120,396
2016	97,415
and thereafter	27,000
$950,973

8.                 DEPOSITS

Deposits consist of the following:

	Years Ended
	December 31, 2011		December 31, 2010
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Non-interest-bearing:
Checking accounts	$5,256,111	—%	$6,512,064	—%

Interest-bearing:
NOW accounts	24,289,201	0.43	24,521,769	0.83
Savings deposits	112,009,484	1.08	81,516,744	1.29
Time Deposits	103,495,792	1.95	154,030,565	2.07
	239,794,477		260,069,078

	$245,050,588	1.34%	$266,581,142	1.67%

Time deposits at December 31, 2011 mature as follows:

		Average
	Amount	Interest Rate

Under 6 months	$33,203,037	1.77%
6 to 12 months	25,667,313	1.61
12 to 24 months	14,155,435	1.92
24 to 36 months	14,066,881	2.72
36 to 48 months	10,223,310	2.72
48 to 60 months	6,179,816	1.45

	$103,495,792	1.95%

Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank continues to offer FDIC insurance coverage of $250,000 per depositor.  The Dodd-Frank Wall Street Reform and Consumer Protection Act signed on July 21, 2010, made permanent the standard maximum deposit insurance amount of $250,000.

As of December 31, 2011, we have approximately 176 time deposits with a balance in excess of $100,000 for a total of $24,241,000, compared to approximately 248 for a total of $80,670,148 at December 31, 2010.  These funds were primarily used to fund our loan originations.  We currently have 5 accounts totaling approximately $19.8 million that are funds received through brokers. These brokered accounts consist of individual accounts that are not in excess of $100,000 but issued under master certificates in the broker’s name for a combined total exceeding $100,000.  These types of accounts meet the FDIC requirements and are federally insured.

The following is a summary of interest expense on deposits:

	Years ending December 31,
	2011	2010
NOW Accounts	$1,087,483	$979,910
Savings Deposits	143,012	119,752
Time Deposits	2,671,803	3,798,488
	$3,902,298	$4,898,150

9.                                      BORROWINGS

Borrowings are as follows:

	Year Ended December 31, 2011
	Balance	Rate	Average balance	Weighted
	at year end	at year end	for the year	average rate

FHLB-advances-fixed	$76,000,000	2.64%	$76,000,000	2.64%
Daily Rate Credit	$8,000,000	0.36%	$1,655,000	0.37%
	$84,000,000		$77,655,000

	Year Ended December 31, 2010
	Balance	Rate	Average balance	Weighted
	at year end	at year end	for the year	average rate

FHLB-advances-fixed	$76,000,000	2.64%	$86,700,000	3.16%
Reverse Repurchase Agreements	—		15,800,000	3.82%
	$76,000,000		$102,500,000

The fixed rate advances mature as follows:

Year ending December 31,	Total

2012	$8,000,000
2013	22,000,000
2014	20,000,000
2015	—
2016
and thereafter	26,000,000
Total	$76,000,000

At December 31, 2010, total borrowings consisted of $76.0 million in FHLB advances. During the fiscal year ending December 31, 2010, we reduced our borrowings by repaying $30.0 million in reverse repurchases and reduced our FHLB advances by $23.0 million, of which resulted in a pre-payment penalty of approximately $2.0 million, reducing our interest expense. To meet our funding needs for the fiscal year ending December 31, 2011, FHLB advance consisted of $8.0 million in daily rate credit bringing the balance of our FHLB advances to $84.0 million at December 31, 2011. Borrowings for fiscal 2011 were as follows:

FHLB Borrowings

Beginning Balance at December 31, 2010	$76,000
Matured during fiscal 2011	—
Restructured during fiscal 2011	—
New advances during fiscal 2011	8,000

Ending Balance at December 31, 2011	$84,000

We are required to maintain collateral against FHLB advances. This collateral consisted of a blanket lien on our 1-to-4 family residential loan portfolio, commercial real estate loan portfolio and multi-family first trust mortgage portfolio, which had a net collateral value of $61,699,987 and $60,563,685 at December 31, 2011 and 2010, respectively.

During the years ended December 31, 2011 and 2010, the maximum month end balance of other borrowings was $86.0 million and $129.0 million, respectively. We currently have an unused secured line of credit of $7.0 million with M & T Bank as well as a $5.0 million unused line of credit with Atlantic Central Bankers Bank which includes $3.0 million unsecured and $2.0 million secured lines of credit.

10.                               BENEFIT PLANS

Profit Sharing/401(k) Retirement Plan — The Bank has a 401(k) Retirement Plan (“401(k)”). The 401(k) offers a corporate match program of 100% of the first 3% of employee directed contributions and a 50% match up to an additional 2% of employee directed contributions. For the calendar year ending December 31, 2011 and 2010, we recognized expenses of $139,825 and $146,000, respectively.

Stock Option Plans - We have incentive compensation plans that permit the granting of incentive and non-qualified awards in the form of stock options. Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of WSB’s common stock on the date the options are granted. Options predominantly vest over a two year period from the date of grant, and expire not later than ten years from the date of grant.

All outstanding options are vested and there is currently no unrealized compensation cost related to non-vested share based compensation arrangements.

Equity Incentive Plans — On April 27, 2011, the stockholders of WSB Holdings, Inc. approved the adoption of the WSB Holdings, Inc. 2011 Equity Incentive Plan, which reserve shares of common stock for issuance to certain key employees and non-employee directors. The maximum number of shares of our common stock that be issued with respect to awards granted under the plan is 500,000 plus (i) any shares of common stock that are available under the Washington Savings Bank 2001 Stock Option and Incentive Plan (the “2001 Plan”) as of its termination date (which was April 27, 2011) and (ii) shares of common stock subject to options granted under the 2001 Plan that expire or terminate without having been fully exercised. In no event, however, may the number of shares issuable pursuant to incentive stock options exceed 500,000. The period during which an option granted under the Plan will be exercisable, as determined by the Administrator, will be set forth in the agreement evidencing the option award. However, an incentive stock option may not be exercisable for more than ten years from its date of grant.

Information with respect to stock options is as follows:

	December 31,
	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	341,375	$3.56	445,475	$3.33
Exercised	(70,500)	3.16	(69,000)	2.25
Granted	—	—	—	—
Forfeited/expired	(237,000)	3.37	(35,100)	3.19

Outstanding at end of year	33,875	$5.71	341,375	$3.56
Exercisable at end of year	33,875	$5.71	341,375	$3.56

A summary of options outstanding and exercisable at December 31, 2011 is as follows:

Options Outstanding and Exercisable
		Weighted Average	Options
Exercise		Remaining	Currently
Price	Shares	Life (years.months)	Exercisable

$5.2000	28,875	0.11	28,875
$8.6500	5,000	5.04	5,000

	33,875	1.06	33,875

There were no options granted during 2011 or 2010. The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $6,213 and $36,228 respectively. The aggregate intrinsic value of all options outstanding and exercisable was $0 at December 31, 2011. There was no pre-tax stock-based compensation recognized in the Statements of Operations for the years ended December 31, 2011 and December 31, 2010. All outstanding options are vested and there is currently no unrealized compensation cost related to non-vested share based compensation arrangements.

11.                               CONTINGENCIES

None

12.                               STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

We are insured by the FDIC through its Deposit Insurance Fund (DIF) and regulated by the Office of the Comptroller of the Currency (“OCC”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As a condition of maintaining the insurance of accounts, we are required to maintain certain minimum regulatory capital in accordance with a formula provided in FDIC regulations. We may not pay dividends on our stock unless all such capital requirements are met. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

Our management believes that, under current regulations, and eliminating the assets of WSB, the Bank remains well capitalized and will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the our control, such as a shift in interest rates or a further, unexpected downturn in the economy in areas where we extend credit, could adversely affect future earnings and, consequently, our ability to meet our future minimum capital requirements.

As of December 31, 2011, the Bank remains well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum core, tier 1 risk-based and total risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are presented in the following tables:

	Actual		Required for Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2011:
Tangible (to Tangible Assets)	$43,584,440	11.61%	$5,633,409	1.50%	N/A	N/A
Core (leverage) (to Adjusted Tangible Assets)	43,584,440	11.61%	15,022,424	4.00%	$18,778,030	5.00%
Tier 1 capital (to Risk Weighted Assets)	43,584,440	19.64%	N/A	N/A	13,317,186	6.00%
Total capital (to Risk Weighted Assets)	46,360,354	20.89%	17,756,248	8.00%	22,195,310	10.00%
At December 31, 2010:
Tangible (to Tangible Assets)	$41,326,799	10.69%	$5,800,137	1.50%	N/A	N/A
Core (leverage) (to Adjusted Tangible Assets)	41,326,799	10.69%	15,467,033	4.00%	$19,333,792	5.00%
Tier 1 capital (to Risk Weighted Assets)	41,326,799	17.12%	N/A	N/A	14,482,215	6.00%
Total capital (to Risk Weighted Assets)	44,352,084	18.38%	19,309,620	8.00%	24,137,025	10.00%

The following table summarizes the reconciliation of stockholders’ equity of the Bank to regulatory capital.

	December 31, 2011
	Tangible	Core	Total
	Capital	Capital	Capital

Total stockholders’ equity- Bank only	$51,425,694	$51,425,694	$51,425,694

Nonallowable assets:
Unrealized depreciation on available for sale securities, net of taxes	(935,577)	(935,577)	(935,577)
Disallowed deferred tax asset	(6,905,677)	(6,905,677)	(6,905,677)
Additional item:
Low level recourse			(3,621)
Allowance for loan losses	—	—	2,779,535

Total regulatory capital	$43,584,440	$43,584,440	$46,360,354

	December 31, 2010
	Tangible	Core	Total
	Capital	Capital	Capital

Total stockholders’ equity-Bank only	$48,754,877	$48,754,877	$48,754,877

Nonallowable assets:
Unrealized depreciation on available for sale securities, net of taxes	239,257	239,257	239,257
Disallowed deferred tax asset	(7,667,335)	(7,667,335)	(7,667,335)
Additional item:
Low level recourse			(10,486)
Allowance for loan losses	—	—	3,035,771

Total regulatory capital	$41,326,799	$41,326,799	$44,352,084

At December 31, 2011 and December 31, 2010, tangible assets used in computing regulatory capital were $375,560,600 and $386,675,832, respectively, and total risk-weighted assets used in the computation were $221,953,097 and $241,370,248, respectively.

13.                               EARNINGS PER SHARE

Options to purchase 33,875 shares of common stock were not included in the computation of diluted EPS for the period ended December 31, 2011 because their effect would have been anti-dilutive.

There was no dilutive effect on EPS as we experienced a loss for the period ending December 31, 2010. Options to purchase 341,375 shares of common stock were excluded in the computation of diluted EPS for the period ending December 31, 2010 because their effect would have anti-dilutive                          Average common and common equivalent shares used in the determination of earnings per share were:

	Year Ended December 31,
	2011			2010
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net earnings (loss) available to Common Stockholders	$1,248,808	7,987,720	$0.16	$(3,873,048)	7,885,217	$(0.49)

Effect of Dilutive
Options
Incremental Shares		428			—

Diluted EPS
Net earnings (loss) available to Common Stockholders	$1,248,808	7,988,148	$0.16	$(3,873,048)	7,885,217	$(0.49)

14.                               INCOME TAXES

The provision for income taxes consists of the following:

	Year ending
	December 31,
	2011	2010
Current taxes:
Federal	$(1,321,046)	$(292,129)
State	—	—
	(1,321,046)	(292,129)
Deferred taxes (credit):
Federal	1,607,548	(2,049,711)
State	425,077	(541,991)
	2,032,625	(2,591,702)
	$711,579	$(2,883,831)

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

	December 31, 2011		December 31, 2010
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income

Tax at statutory rate	$666,593	34.0%	$(2,297,339)	(34.0)%

Increases (decreases):
State income tax net of federal income tax benefit	—	—	—	—
Bank owned life insurance	(155,439)	(7.9)	(162,111)	(2.4)
Tax exempt interest	(32,768)	(1.7)	(32,826)	(0.5)
Reversal of ASC -740 accrual	—	0.0	(101,155)	(1.5)
Other	233,373	11.9	(290,400)	(4.3)

	$711,759	36.3%	$(2,883,831)	(42.7)%

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the financial reporting and the tax bases of assets and liabilities.

The components of net deferred tax assets as of December 31, 2011 and December 31, 2010 are as follows:

	December 31,
	2011	2010

Deferred tax assets:
Deferred loan fees	$840,262	$955,338
Allowance for loan losses	2,415,351	4,030,686
Non accrual interest adjustment	424,424	635,156
Allowance for losses on real estate acquired in settlement of loans	90,605	209,508
Deferred compensation	8,952	5,908
Unrealized loss on available for sale securities	—	153,825
Depreciation	610,987	634,436
Net Operating Loss carryforward	4,719,667	3,205,033
Other	142,075	55,926

	9,252,323	9,885,816

Deferred tax liabilities:
Unrealized gain on available for sale securities	616,099	—
Deferred rental income	61,634	56,161
	677,733	56,161

Net deferred tax assets	$8,574,590	$9,829,655

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

Loans

We do not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s Accounting Standards Codification Receivables Topic.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2011, a majority of all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with guidance regarding fair value measurements, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the loan as nonrecurring Level 3.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010.

	At December 31, 2011 (In thousands)
	Carrying Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Loans Held-for-sale	$10,245	$—	$10,245	$—	$—	$—
Available-for-Sale Agencies callable	37,660	—	37,660	—	—	—
Available-for-Sale, Municipal Bonds	2,330	—	2,330	—	—	—
Available-for-Sale, Corporate Bonds	4,947	—	4,947	—	—	—
Available-for-Sale Mortgage-Backed Securities	80,808	—	64,449	16,359	—	—
	$135,990	$—	$119,631	$16,359	$—	$—

	At December 31, 2010 (In thousands)
		Quoted Prices in	Other	Significant		Total Changes
		Active Markets for	Observable	Unobservable	Trading	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Gains and	Included in
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)	(Losses)	Period Earnings (1)

Loans Held-for-sale	$24,170	$—	$24,170	$—	$—	$—
Available-for-Sale Agencies callable	19,784	—	19,784	—	—	—
Available-for-Sale, Municipal Bonds	2,327	—	2,327	—	—	—
Available-for-Sale Mortgage-Backed Securities	58,552	—	35,187	23,365	—	(2,932)
	$104,833	$—	$81,468	$23,365	$—	$(2,932)

(1) The $2.9 million listed in the above column represents an other-than-temporary impairment on one of our mortgage-backed securities of which was sold in fiscal 2010. The net other-than-temporary impairment losses recognized in earnings relate to credit loss.

Loans held-for-sale, which are carried at the lower of cost or market, did not have any impairment charge at December 31, 2011.

Assets included in Level 3 include our private-labeled mortgage-backed securities (“MBS”) due to lack of observable market data due to decreases in market activity for these securities.  Our policy is to recognize transfers in and out as of the actual date of the event or change in circumstances that caused the transfer.  No assets were transferred to Level 3 during the period ending December 31, 2011.  The change in the assets included in Level 3 was due to principal repayments and the change in unrealized gains/losses for the twelve month period ending December 31, 2011.  The following assumptions were used for the Level 3 valuations on the five remaining private-labeled MBS:

•                  Estimated future defaults are derived by an analysis of the performance of the underlying collateral as well as obtaining models from a third party.  The model addresses each component of the net present value calculation, which includes loss severity rate, current default rate and current voluntary prepayment rate.

•                  Each individual security is reviewed and an analysis is prepared for specific credit characteristics of the underlying collateral including recent developments specific to each organization issuing the security, market liquidity, extension risks and credit rating downgrades and an estimate of future defaults is derived.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2011 and December 31, 2010.

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Private Labeled Mortgage-Backed
	Securities-Available for Sale
	Twelve months ended December 31,
	2011	2010

Beginning Balance	$23,365	$40,194
Accretion/Amortization of Discount/Premiums	9	57
Payments received	(7,926)	(13,632)
Difference in Unrealized gain (loss)	911	(322)
Other than temporary impairment	—	(2,932)

Ending Balance	$16,359	$23,365

Assets and Liabilities measured at Fair Value on a Nonrecurring Basis

The Company may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the tables below:

	At December 31, 2011 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Residential Real estate	$12,531	$—	$12,531	$—
Construction	—	—	—	—
Land and land Acquisition	3,203	—	3,203	—
Commercial Real Estate and Commercial	12,661	—	12,661	—
Consumer	—	—	—	—
Total Impaired Loans	28,395	—	28,395	—

Real estate acquired in settlement of loans:
Residential Real estate	$739	$—	$739	$—
Construction	744	—	744	—
Land and land Acquisition	2,176	—	2,176	—
Commercial Real Estate and Commercial	1,162	—	1,162	—
Consumer	—	—	—	—
Total Real estate acquired in settlement of loans:	4,821	—	4,821	—

Total	$33,216	$—	$33,216	$—

	At December 31, 2010 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Residential Real estate	$12,228	$—	$12,228	$—
Construction	1,617	—	1,617	—
Land and land Acquisition	2,942	—	2,942	—
Commercial Real Estate and Commercial	16,304	—	16,304	—
Consumer	1	—	1	—
Total Impaired Loans	33,092	—	33,092	—

Real estate acquired in settlement of loans:
Residential Real estate	$1,053	$—	$1,053	$—
Construction	1,330	—	1,330	—
Land and land Acquisition	1,976	—	1,976	—
Commercial Real Estate and Commercial	1,697	—	1,697	—
Consumer	—	—	—	—
Total Real estate acquired in settlement of loans:	6,056	—	6,056	—

Total	$39,148	$—	$39,148	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $31.3 million, with a related valuation allowance of $2.9 million.

Real estate acquired in settlement of loans is carried at the lower of our recorded investment or fair value at the date of acquisition.  Write-downs to fair value at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs are included in non-interest expense. Costs relating to the development and improvement of a property are capitalized, whereas those relating to holding the property are charged to expense when incurred.  The real estate is carried at the lower of acquisition or fair value net of estimated costs to sell subsequent to acquisition.  Operating expenses of real estate owned are reflected in other non-interest expenses.  The value of OREO properties held due to foreclosures at December 31, 2011 were $4.8 million, which included a valuation allowance of $266,283.

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

	December 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$4,402	$4,402	$23,534	$23,534
Loans receivable, net	215,599	219,198	248,014	248,175
Mortgage-backed securities:
Available for sale	80,808	80,808	58,552	58,552
Investment securities:
Available for sale	44,937	44,937	22,111	22,111
Investment in Federal Home
Loan Bank stock	4,504	4,504	5,502	5,502
Bank owned life insurance	12,369	12,369	11,912	11,912

Liabilities:
Deposits:
Non-interest-bearing	5,256	5,256	6,512	6,512
Interest bearing	239,795	240,958	260,069	261,964
Borrowings	84,000	84,315	76,000	76,086

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and December 31, 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Unless noted otherwise, we do not require collateral or other security to support financial instruments with credit risk.

	Contract Amount
	December 31, 2011	December 31, 2010

Financial instruments whose contract amounts represent credit risk:

Commitments to grant mortgage and commercial loans	$493,500	$2,082,866

Unfunded commitments to extend credit under existing construction equity line and commercial lines of credit	$11,111,154	$19,254,685

Standby letters of credit and financial guarantees written	$194,488	$692,524

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

17.               CONDENSED FINANCIAL STATEMENTS- PARENT COMPANY ONLY

WSB HOLDINGS, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION - PARENT COMPANY ONLY

AS OF DECEMBER 31, 2011 AND DECEMBER 31, 2010

	December 31,
	2011	2010
ASSETS

CASH AND CASH EQUIVALENTS:
Cash	$1,751,571	$710,608

Mortgage-backed securities - available for sale at fair value	987,983	1,765,159
Accrued interest receivable on investments	4,046	7,344
Deferred tax asset	31,997	43,692
Investment in wholly owned subsidiaries	51,642,535	48,870,030
Income taxes receivable	—	336,060
Other assets	11,091	14,523

TOTAL ASSETS	$54,429,223	$51,747,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable, accrued expenses and other liabilities	$156,213	$128,523

Total Liabilities	156,213	128,523

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shared authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value 7,995,232 and 7,924,732 shares issued and outstanding	799	792
Additional paid-in capital	11,095,646	10,872,561
Retained earnings - substantially restricted	42,230,566	40,981,757
Accumulated other comprehensive income (loss)	945,999	(236,217)

Total stockholders’ equity	54,273,010	51,618,893

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,429,223	$51,747,416

WSB HOLDINGS, INC.

CONDENSED STATEMENTS - PARENT COMPANY ONLY

As of December 31, 2011 and 2010

Condensed Statement of Operations

	Years Ended December 31,
	2011	2010
INTEREST INCOME:
Interest on mortgage-backed securities	$67,717	$127,454

Total interest income	67,717	127,454

NON-INTEREST INCOME:
Rental income	—	624,656

Total non-interest income	—	624,656

NON-INTEREST EXPENSES:
Salaries and benefits	60,000	131,792
Occupancy expense	—	25,784
Depreciation	—	134,172
Stationery, printing & supplies	—	2,465
Professional services	159,865	187,558
Other taxes	133,957	255,141
Other expenses	122,356	375,462

Total non-interest expenses	476,178	1,112,374

LOSS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET INCOME (LOSS) OF SUBSIDIARIES	(408,461)	(360,264)

INCOME TAX BENEFIT	159,600	131,982

EQUITY IN UNDISTRIBUTED NET INCOME (LOSS) OF SUBSIDIARIES	1,497,670	(3,644,766)

NET INCOME (LOSS)	$1,248,809	$(3,873,048)

Condensed Statement of Cash Flows

	Year Ended December 31,
	2011	2010

Cash Flows from Operating Activities
Net income (loss)	$1,248,808	$(3,873,048)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Equity in undistributed loss of subsidiaries	(1,497,670)	3,644,766
Excess tax benefits from share based payment	(2,450)	(14,288)
Depreciation	—	134,172
Accretion of (discounts)/premiums on MBS	(2,035)	(11,927)
Decrease in other assets	(96,569)	296,033
Decrease (Increase) in income tax receivable	336,060	(242,136)
Deferred income tax benefit	12,637	11,139
Increase (decrease) in current liabilities	27,690	(56,768)
Net cash provided by (used in) operating activities	26,471	(112,057)

Cash Flows from Investing Activities
Repayment on MBS available for sale	791,400	1,099,822
Additional capital in investment to bank	—	(1,250,000)
Net cash provided by (used in) investing activities	791,400	(150,178)

Cash Flows from Financing Activities
Dividends paid	—	—
Exercise of stock options	220,642	140,642
Excess tax benefits from tax-based compensation	2,450	14,288
Net cash provided by financing activities	223,092	154,930

INCREASE (DECREASE) IN CASH	1,040,963	(107,305)
CASH AT THE BEGINNING OF YEAR	710,608	817,913

CASH AT END OF YEAR	$1,751,571	$710,608

18.               QUARTERLY DATA (Unaudited)

Summarized quarterly financial information is as follows (amounts in thousands except per share information):

	First	Second	Third	Fourth
Year Ended December 31, 2011:	Quarter	Quarter	Quarter	Quarter

Interest income	$4,662	$4,616	$4,604	$4,429
Interest expense	1,635	1,532	1,439	1,408
Net interest income	3,027	3,084	3,165	3,021
Provision for loan losses	—	100	100	—
Net interest income after provision for loan losses	3,027	2,984	3,065	3,021
Income income before income taxes	286	457	726	491
Income tax expense	50	137	316	208
Net income	236	320	410	283
Basic earnings per common share	0.03	0.04	0.05	0.04
Diluted earnings per common share	0.03	0.04	0.05	0.04

	First	Second	Third	Fourth
Year Ended December 31, 2010:	Quarter	Quarter	Quarter	Quarter

Interest income	$5,582	$5,562	$5,030	$4,553
Interest expense	2,560	2,300	1,845	1,670
Net interest income	3,022	3,262	3,185	2,883
Provision for loan losses	—	2,400	950	—
Net interest income after provision for loan losses	3,022	862	2,235	2,883
Income (Loss) income before income taxes	60	(3,776)	(3,555)	514
Income tax (benefit) expense	(194)	(1,354)	(1,482)	146
Net income (loss)	254	(2,422)	(2,073)	368
Basic earnings (loss) per common share	0.03	(0.31)	(0.26)	0.05
Diluted earnings (loss) per common share	0.03	(0.31)	(0.26)	0.05

*     *     *     *

Item 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2011.

There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                                                Other Information

None.

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance

The text and tables under the captions “Proposal 1 - Election of Directors”, “Corporate Governance,” “Executive Officers of WSB Holdings, Inc.” and “Section 16(a) Beneficial Ownership Reporting Compliance” in WSB’s Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated herein by reference.

Item 11.                                                  Executive Compensation

The text and tables under the captions “Executive Compensation and Other Information,” “Corporate Governance - Compensation of Directors,” “Corporate Governance — Director/Committee Fees,” “Corporate Governance — Incentive Stock Awards” and “Corporate Governance — Health and Welfare” in WSB’s Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2011, with respect to compensation plans under which equity securities of WSB are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	33,875	5.71	1,077,875

(1) Includes the 1997 Omnibus Stock Plan, the 2001 Stock Option and Incentive Plan, and the 2011 Equity Incentive Plan.  The 2011 Equity Incentive Plan was approved by the stockholders of WSB and the other Plans were approved by security holders of the Bank.  Effective January 3, 2008, all of the then stockholders of the Bank became stockholders of WSB.

The information contained in the text and tables under the caption “Beneficial Ownership of Securities” in WSB’s Proxy Statement for its 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence

The text under the captions “Corporate Governance — Meetings of the Board of Directors; Independence of the Board of Directors” and “Executive Compensation and Other Information — Certain Relationships and Related Person Transactions” in WSB’s Proxy Statement for its 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.                          Principal Accounting Fees and Services

The text under the captions “Independent Registered Public Accounting Firm” and “Policy on Audit Committee Pre-Approval of Audit Services and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in WSB’s Proxy Statement for its 2012 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.                          Exhibits and Financial Statement Schedules

(a)(1)        The following consolidated financial statements of WSB and its subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition—as of December 31, 2011 and 2010

Consolidated Statements of Operations—Years ended December 31, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows—Years ended December 31, 2011 and 2010

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

3.2	- Amended and Restated By-Laws of WSB Holdings, Inc. (Incorporated by reference from Amendment No. 1 to WSB’s Registration Statement on Form S-4, filed October 26, 2007, file no. 333-146877).

10.2	- 1997 Omnibus Stock Plan of WSB. (Incorporated by reference from WSB’s Registration Statement on Form S-4, filed October 23, 2007, file no.333-14687) †.

10.2.2	- Amendment No. 1 to the 1997 Omnibus Stock Plan (Incorporated by reference from WSB’s Registration Statement on Form S-8, filed January 18, 2008, file no. 333-148753) †.

10.4	- 2001 Stock Option and Incentive Plan. (Incorporated by reference from WSB’s Registration Statement on Form S-4, filed October 23, 2007, file no. 333-14687).

10.4.4	- Amendment No. 1 to the 2001 Stock Option and Incentive Plan (Incorporated by reference from WSB’s Registration Statement on Form S-8, filed January 18, 2008, file no. 333-148753) †.

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

10.8	- Description of payments due certain officers upon a change-in-control (Incorporated by reference from WSB’s Form 10-K for the year ended December 31, 2008) †.

10.9	- Description of compensation arrangement for William J. Harnett for service as Chairman of the Board (Incorporated by reference from WSB’s Form 10-K for the year ended December 31, 2008)†.

10.10	- WSB Holdings 2011 Equity Incentive Plan (Incorporated by reference from Appendix A to WSB’s Definitive Proxy Statement on Schedule A filed March 22, 2011) †.

10.11

- Form of Restricted Stock Agreement under 2011 Equity Incentive Plan (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2011) †.

10.12	- Form of Qualified Stock Option Agreement under 2011 Equity Incentive Plan (Incorporated by reference from WSB’s Form 8-K filed April 27, 2011) †

10.13	- Form of Non-Qualified Stock Option Agreement under 2011 Equity Incentive Plan (Incorporated by reference from WSB’s Form 8-K filed April 27, 2011) †.

10.14	- Supervisory Agreement for WSB Holdings, Inc. dated June 3, 2011 (Incorporated by reference from WSB’s Form 10-Q for the quarter ended June 30, 2011).

10.15	- Supervisory Agreement for The Washington Savings Bank dated June 3, 3011 (Incorporated by reference from WSB’s Form 10-Q for the quarter ended June 30, 2011).

10.16	- Letter to Phillip C. Bowman outlining offer of at-will employment dated April 27, 2011 (Incorporated by reference from WSB’s Form 10-Q for the quarter ended March 31, 2011) †.

21	- Subsidiaries of WSB Holdings, Inc. (filed herewith)

23	- Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	- Rule 13a-14(a)/15d — 14(a) Certifications of Chief Executive Officer (filed herewith).

31.2	- Rule 13a-14(a)/15d —14(a) Certifications of Chief Financial Officer (filed herewith).

32.1	- Section 1350 Certifications (furnished herewith).

†Management compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSB Holdings, Inc.
(Registrant)

March 21, 2012	By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Principal Executive Officer:

March 21, 2012	By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

Principal Financial and Accounting Officer:

March 21, 2012	By:	/s/Carol A. Ramey
Carol A. Ramey
Sr. Vice President/
Chief Financial Officer

March 21, 2012	/s/ Phillip C. Bowman
Phillip C. Bowman, Director

March 21, 2012	/s/ George Q. Conover
George Q. Conover, Director

March 21, 2012	/s/ Charles A. Dukes
Charles A. Dukes, Director

March 21, 2012	/s/ William J. Harnett
William J. Harnett, Director

March 21, 2012	/s/ Kevin P. Huffman
Kevin P. Huffman, Director

March 21, 2012	/s/ Eric S. Lodge
Eric S. Lodge, Director

March 21, 2012	/s/ Charles W. McPherson
Charles W. McPherson, Director

March 21, 2012	/s/ Michael J. Sullivan
Michael J. Sullivan, Director