Form 10-Q
period 2012-03-31
WSB Holdings Inc
filed 2012-05-11
CIK 1415022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended:   March 31, 2012

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

There were 7,995,232 shares of Common Stock ($0.0001 Par Value) outstanding as of May 4, 2012.

WSB HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.  Financial Statments

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31,	December 31,
	2012	2011

ASSETS
Cash	$3,170,281	$437,414
Federal funds sold and interest bearing deposits at FHLB - Atlanta	4,714,414	3,964,439
Total cash and cash equivalents	7,884,695	4,401,853

Loans receivable:
Held for sale	8,879,565	10,245,483
Held for investment (net of allowance for loan losses of $3,789,517 and $6,124,116 respectively)	195,481,349	205,353,588

Investment securities - available for sale at fair value	37,424,511	44,937,185
Mortgage-backed securities - available for sale at fair value	86,603,082	80,808,257
Investment in Federal Home Loan Bank stock, at cost	4,503,700	4,503,700
Accrued interest receivable on loans	910,447	1,023,847
Accrued interest receivable on investments	644,374	693,967
Real estate acquired in settlement of loans	5,759,839	4,820,634
Bank owned life insurance	12,481,626	12,368,974
Premises and equipment - net	4,817,457	4,807,206
Income taxes receivable	0	0
Deferred income taxes	8,632,811	8,574,590
Other assets	2,493,233	2,422,102

TOTAL ASSETS	$376,516,689	$384,961,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$5,616,080	$5,256,111
Interest bearing	246,646,449	239,794,477
Total deposits	252,262,529	245,050,588

Federal Home Loan Bank borrowings	68,000,000	84,000,000
Advances from borrowers for taxes and insurance	665,358	426,238
Accounts payable, accrued expenses and other liabilities	1,345,033	1,211,550

TOTAL LIABILITIES	322,272,920	330,688,376

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value, 7,995,232 and 7,995,232 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	799	799
Additional paid-in capital	11,095,646	11,095,646
Retained earnings - substantially restricted	42,508,610	42,230,566
Accumulated other comprehensive income	638,714	945,999

TOTAL STOCKHOLDERS’ EQUITY	54,243,769	54,273,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$376,516,689	$384,961,386

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months ended
	March 31,
	2012	2011
INTEREST INCOME:
Interest and fees on loans	$3,007,614	$3,715,395
Interest on mortgage-backed securities	778,348	654,085
Interest and dividends on investments	403,925	292,703

Total interest income	4,189,887	4,662,183

INTEREST EXPENSE:
Interest on deposits	793,024	1,115,202
Interest on other borrowings	513,457	519,429

Total interest expense	1,306,481	1,634,631

NET INTEREST INCOME	2,883,406	3,027,552
Provision for loan losses	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,883,406	3,027,552

NON-INTEREST INCOME:
Loan related fees	89,005	112,120
Gain on sale of loans	277,994	364,142
Gain on sale of mortgage-backed securities - available for sale	—	182,848
Gain on sale of investment securities - available for sale	158,952	—
Gain on sale of real estate acquired in settlement of loans	142,264	13,144
Service charges on deposits	31,897	24,996
Rental income	122,626	94,245
Other income	159,943	155,811

Total non-interest income	982,681	947,306

NON-INTEREST EXPENSE:
Salaries and benefits	1,795,100	1,960,225
Occupancy expense	165,204	172,798
Depreciation	114,680	114,924
Advertising	80,328	86,514
Service bureau charges	127,096	134,124
Service charges from banks	6,676	9,010
Stationary, printing and supplies	42,537	44,844
Professional services	129,182	99,057
FDIC Insurance	151,964	219,922
Provision for losses on real estate acquired in settlement of loans	90,502	31,880
Other taxes	67,563	80,797
Other	675,311	734,664

Total non-interest expense	3,446,143	3,688,759

INCOME BEFORE INCOME TAXES	419,944	286,099

INCOME TAX EXPENSE	141,900	50,500

NET INCOME	$278,044	$235,599

OTHER COMPREHENSIVE INCOME (NET OF TAX):
Unrealized (losses) gains on securities	(211,024)	413,772
Less reclassifiction adjustment for gain on sale of securities realized in net income	(96,261)	(110,733)

TOTAL COMPREHENSIVE (LOSS) INCOME	$(29,241)	$538,638

BASIC EARNINGS PER COMMON SHARE	$0.03	$0.03

DILUTED EARNINGS PER COMMON SHARE	$0.03	$0.03

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.00	$0.00

AVERAGE COMMON SHARES OUTSTANDING	7,995,232	7,966,732

AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,995,232	7,967,387

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCE, JANUARY 1, 2011	$792	$10,872,561	$40,981,757	$(236,217)	$51,618,893

Exercise of stock options	7	213,227	—	—	213,234

Tax effect of stock options exercised	—	2,119	—	—	2,119

Net income	—	—	235,599	—	235,599

Other comprehensive income -unrealized gain on available for sale securities	—	—	—	303,039	303,039

BALANCE, March 31, 2011	$799	$11,087,907	$41,217,356	$66,822	$52,372,884

BALANCE, JANUARY 1, 2012	$799	$11,095,646	$42,230,566	$945,999	$54,273,010

Exercise of stock options	—	—	—	—	—

Tax effect of stock options exercised	—	—	—	—	—

Net income	—	—	278,044	—	278,044

Other comprehensive loss- unrealized loss on available for sale securitiies	—	—	—	(307,285)	(307,285)

BALANCE, MARCH 31, 2012	$799	$11,095,646	$42,508,610	$638,714	$54,243,769

See notes to consolidated financial statements

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ending
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$278,044	$235,599
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on real estate acquired in settlement of loans	90,502	31,880
Depreciation	114,680	114,924
Accretion of (discounts)/premiums on investment securities	95,340	240,368
Gain on sale of MBS- available for sale	—	(182,848)
Gain on sale of investment securities- available for sale	(158,952)	—
Gain on sale of other real estate owned	(142,264)	(13,144)
Gain on sale of loans	(277,994)	(364,142)
Loans originated for sale	(22,625,773)	(32,590,369)
Proceeds from sale of loans originated for sale	23,991,690	52,270,305
Increase in cash surrender value of bank owned life insurance	(112,652)	(112,933)
(Increase) decrease in other assets	(71,131)	967,137
Decrease (increase) in accrued interest receivable	162,993	(107,713)
Change in deferred income taxes	141,899	(138,696)
Change in federal income taxes receivable	—	575,989
Excess tax benefits from stock-based compensation	—	—
Increase (decrease) in accounts payable, accrued expenses and other liabilities	133,485	(17,780)
Decrease in accrued interest payable	(1,314)	(1,765)
(Decrease) increase in net deferred loan fees	(3,707)	58,346

Net cash provided by operating activities	1,614,846	20,965,158

INVESTING ACTIVITIES:

Net decrease (increase) in loans receivable- held for investment	8,724,540	(2,358,789)
Purchase of mortgage-backed securities - available for sale	(10,107,813)	(13,027,549)
Purchase of investment securities - available for sale	—	(19,990,000)
Proceeds from sales, calls, and maturities of mortgage-backed securities	4,124,983	13,415,125
Proceeds from sales, calls and maturities of investment securities-available for sale	7,256,884	419,885
Purchase of premises and equipment	(124,930)	(32,182)
Development of real estate acquired in settlement of loans	(92,899)	(14,961)
Proceeds from sale of real estate acquired in settlement of loans	634,856	480,556

Net cash provided by (used in) investing activities	10,415,621	(21,107,915)

FINANCING ACTIVITIES:

Net increase in demand deposits, NOW accounts and savings accounts	5,911,914	17,894,028
Proceeds from issuance of certificates of deposit	16,106,680	1,530,830
Payments for maturing certificates of deposit	(14,805,339)	(6,891,164)
Net increase in advance payments by borrowers for taxes and insurance	239,120	153,916
Decrease in FHLB Advances	(16,000,000)	—
Proceeds from exercise of stock options	—	213,234
Excess tax benefits from stock-based compensation	—	2,118

Net cash (used in) provided by financing activities	(8,547,625)	12,902,962

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,482,842	12,760,205

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,401,853	23,534,036

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,884,695	$36,294,241

CASH PAID DURING THE PERIOD FOR:

Income taxes	$—	$—

Interest	$1,286,989	$1,675,477

Non-cash transactions:
Real estate acquired in settlement of loans	$1,429,400	$354,510

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

1.      Financial Statements

The Consolidated Financial Statements for the three months ended March 31, 2012 and 2011 have been prepared by WSB Holdings, Inc. (“WSB” or the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented, have been made.  All significant intercompany transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”), a copy of which is available at www.twsb.com and www.sec.gov.  The results of operations for the period ended March 31, 2012, are not necessarily indicative of the operating results for the full year, or any other period.

Certain prior year’s amounts have been reclassified to conform with the current year’s presentation.

2.      Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted Earnings Per Common Share (“EPS”) computation for all periods presented in the Consolidated Statements of Operations.

	Three Months Ended March 31,
	2012			2011
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net income available to common stockholders	$278,044	7,995,232	$0.03	$235,599	7,966,732	$0.03

Effect of dilutive options incremental shares		—			655

Diluted EPS
Net income available to common stockholders	$278,044	7,995,232	$0.03	$235,599	7,967,387	$0.03

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

Options to purchase 33,875 shares of common stock were excluded in the computation of diluted EPS for the three months ended March 31, 2012 because their effect would have been antidilutive.

Options to purchase 260,375 shares of common stock were excluded in the computation of diluted EPS for the three months ended March 31, 2011 because their effect would have been antidilutive.

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

There were no awards granted during 2012 or 2011.  There was no pre-tax stock-based compensation during the three months ending March 31, 2012 and 2011.

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

The following table summarizes stock option activity for the three month period ended March 31, 2012:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2011	33,875	$5.71
Exercised	—	—
Granted	—	—
Forfeited	—	—

Outstanding at March 31, 2012	33,875	$5.71	1.03	$0
Exercisable at March 31, 2012	33,875	$5.71	1.03	$0

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

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

Loans

We do not record loans held-for-investment at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s Accounting Standards Codification Receivables Topic.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2012, all of the totally impaired loans were evaluated based upon the fair value of the collateral and/or discounted cash flows. In accordance with guidance regarding fair value measurements, impaired loans where an allowance is established based on the fair value of collateral require

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the loan as nonrecurring Level 3.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011:

	At March 31, 2012 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Loans held for sale	$8,880		$8,880		$
Available for sale, FHLB Agencies callable	30,112	—	30,112	—	—
Available for sale, Municipal Bonds	2,327	—	2,327	—	—
Available for sale, Corporate Bonds	4,985	—	4,985
Available for sale Residential MBS	86,603	—	71,637	14,966	—

	$132,907	$—	$117,941	$14,966	$—

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	At December 31, 2011 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Loans held for sale	$10,245		$10,245		$
Available for sale, FHLB Agencies callable	37,660	—	37,660	—	—
Available for sale, Municipal Bonds	2,330	—	2,330	—	—
Available for sale, Corporate Bonds	4,947	—	4,947
Available for sale Residential MBS	80,808	—	64,449	16,359	—

	$135,990	$—	$119,631	$16,359	$0

Loans held-for-sale, which are carried at the lower of cost or market, did not have any impairment charge at March 31, 2012.

Assets included in Level 3 include our private-labeled mortgage-backed securities (“MBS”) due to lack of observable market data due to decreases in market activity for these securities.  Our policy is to recognize transfers in and out as of the actual date of the event or change in circumstances that caused the transfer.  No assets were transferred to Level 3 during the period ending March 31, 2012.  The change in the assets included in Level 3 was due to principal repayments and the change in unrealized gains/losses for the three month period ending March 31, 2012.  The following assumptions were used for the Level 3 valuations on the five remaining private-labeled MBS:

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

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and December 31, 2011.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Private Labeled Mortgage-Backed
	Securities-Available for Sale at
	March 31, 2012	December 31, 2011

Beginning Balance	$16,359	$23,365
Accretion/Amortization of Discount/Premiums	1	9
Payments received	(1,643)	(7,926)
Difference in unrealized gain (loss)	249	911
Other than temporary impairment	0	0

Ending Balance	$14,966	$16,359

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011 is included in the tables below:

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	At March 31, 2012 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Residential real estate	$15,931	$—	$15,931	$—
Construction	—	—	—	—
Land and land acquisition	4,323	—	4,323	—
Commercial real estate and commercial	13,038	—	13,038	—
Consumer	—	—	—	—
Total impaired loans	33,292	—	33,292	—

Real estate acquired in settlement of loans:
Residential real estate	$689	$—	$689	$—
Construction	829	—	829	—
Land and land acquisition	1,907	—	1,907	—
Commercial real estate and commercial	2,335	—	2,335	—
Total real estate acquired in settlement of loans:	5,760	—	5,760	—

Total	$39,052	$—	$39,052	$—

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $33.3 million, with a related valuation allowance of $961,000, at March 31, 2012 compared to principal balance of $31.3 million, with a related valuation allowance of $2.9 million, at December 31, 2011.

Real estate acquired in settlement of loans is carried at the lower of our recorded investment or fair value at the date of acquisition.  Write-downs to fair value at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs are included in non-interest expense.  Costs relating to the development and improvement of a property are capitalized, whereas those relating to holding the property are charged to expense when incurred.  The real estate is carried at the lower of acquisition or fair value net of estimated costs to sell subsequent to acquisition.  Operating expenses of real estate owned are reflected in other non-interest expenses.  The value of OREO properties held due to foreclosures at March 31, 2012 was $5.7 million compared to $4.8 million at December 31, 2011.

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	March 31, 2012				December 31, 2011
		Quoted Prices	Significant	Significant
		in Active	Other	Other		Estimated
	Carrying	Markets for	Observable	Unobservable	Carrying	Fair
	Amount	Identical Assets	Inputs	Inputs	Amount	Value
	(000’s)	(Level 1)	(Level 2)	(Level 3)	(000’s)	(000’s)

Assets:
Cash and cash equivalents	$7,885		$7,885		$4,402	$4,402
Loans receivable, net	204,361		206,572		215,599	219,198
Mortgage-backed securities:
Available for sale	86,603		86,603		80,808	80,808
Investment securities:
Available for sale	37,424		37,424		44,937	44,937
Investment in Federal Home Loan Bank stock	4,504		4,504		4,504	4,504
Bank Owned Life Insurance	12,482		12,482		12,369	12,369

Liabilities:
Deposits:
Non-interest-bearing	5,616		5,616		5,256	5,256
Interest bearing	246,647		247,832		239,795	240,958
Borrowings	68,000		68,289		84,000	84,315

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012 and December 31, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since reporting period ending March 31, 2012 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

5.                  Loans

The following table summarizes loans at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
FIRST MORTGAGE LOANS:
Secured by single-family residences	$74,322,250	$79,719,713
Secured by 5 or more- residential	3,047,586	3,068,229
Secured by other properties	34,802,462	35,357,446
Construction loans	3,807,313	3,984,630
Land and land development loans	7,206,989	7,450,684
Land acquisition loans	492,120	492,120
	123,678,720	130,072,822

SECOND MORTGAGE LOANS	1,903,392	1,977,851

COMMERCIAL AND OTHER LOANS:
Commercial -secured by real estate	72,512,019	76,607,916
Commercial	1,105,047	2,735,036
Loans secured by savings accounts	149,573	149,992
Consumer installment loans	338,638	354,317
	199,687,389	211,897,934
LESS:
Allowance for loan losses	(3,789,517)	(6,124,116)

Deferred loan fees, net	(416,523)	(420,230)

TOTAL LOANS RECEIVABLE HELD-FOR-INVESTMENT	$195,481,349	$205,353,588

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

Commercial loans and Commercial loans secured by real estate — The primary loan-specific risks in these types of loans are: unemployment, general deterioration in the economy, deterioration of the business and/or business cash flows, financial condition of the guarantors, deterioration of collateral values, and that an appraisal on any real estate collateral is not reflective of the true property value.  Portfolio risk includes condition of the economy, changing demand for these types of loans, large concentration of these types of loans, and geographic concentration of these types of loans.

Loans secured by savings accounts and consumer installment loans - The primary risks of these loans are: unemployment, and deterioration of the borrower’s financial condition, whether the result of person issues or a general economic downturn.  The portfolio risks for these types of loans is the same as for first mortgage loans secured by single family residences as described above.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

Allowance for loan losses and recorded investment in loans for the periods ended March 31, 2012 and December 31, 2011 is summarized as follows:

	Three Months Ended March 31, 2012
	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,740	$67	$395	$2,914	$8	$6,124
Charge-offs	(737)	—	(234)	(1,375)	—	(2,346)
Recoveries	1	—	1	10	—	12
Provisions	318	(27)	213	(501)	(3)	—
Ending balance	2,322	40	375	1,048	5	3,790

Ending balance: individually evaluated for impairment	515	—	103	343	—	961
Ending balance: collectively evaluated for impairment	1,807	40	272	705	5	2,829

Loans:
Ending balance	$114,076	$3,807	$7,699	$73,617	$488	$199,687
Ending balance: individually evaluated for impairment	10,143	—	2,831	10,552	—	23,526
Ending balance: collectively evaluated for impairment	103,933	3,807	4,868	63,065	488	176,161

	Twelve Months Ending December 31, 2011
	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,891	$326	$2,932	$4,067	$4	$10,220
Charge-offs	(1,334)	—	(2,570)	(434)	(4)	(4,342)
Recoveries	21	10	4	10	1	46
Provisions	681	(327)	38	(194)	2	200
Ending balance	2,259	9	404	3,449	3	6,124

Ending balance: individually evaluated for impairment	1,057	—	283	1,595	—	2,935
Ending balance: collectively evaluated for impairment	1,202	9	121	1,854	3	3,189

Loans:
Ending balance	$120,123	$3,985	$7,943	$79,343	$504	$211,898
Ending balance: individually evaluated for impairment	13,588	—	3,486	14,256	—	31,330
Ending balance: collectively evaluated for impairment	106,535	3,985	4,457	65,087	504	180,568

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

As part of our on-going monitoring of the credit quality of our loan portfolio, we categorize loans into risk categories based on relevant information about the ability of borrowers to repay their debt.  Current financial information, historical payment experience, credit documentation, current economic trends and other factors are used to categorize loans into risk categories.

Credit quality indicators as of March 31, 2012 are as follows:

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

Loss:  Loans classified as loss are considered uncollectible.  A loan classified as a loss does not mean that an asset has no recovery value, but that is practical to defer writing off or reserving all or a portion of the asset, even though partial recovery may be collected in the future.  Loans that are classified as “loss” are fully reserved for on our financial statements.

Credit risk profile by internally assigned grade, as described above for the periods ending March 31, 2012 and December 31, 2011 is as follows:

As of March 31, 2012	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Pass	$96,022	$3,807	$3,318	$51,250	$488	$154,885
Special mention	3,224	—	37	10,361	—	13,622
Substandard	14,756	—	4,290	11,999	—	31,045
Doubtful/loss	74	—	54	7	—	135

Total	$114,076	$3,807	$7,699	$73,617	$488	$199,687

As of December 31, 2011	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Pass	$101,738	$3,985	$3,726	$50,130	$504	$160,083
Special mention	4,501	—	58	12,251	—	16,810
Substandard	13,724	—	3,889	16,875	—	34,488
Doubtful/loss	160	—	270	87	—	517

Total	$120,123	$3,985	$7,943	$79,343	$504	$211,898

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

Information on impaired loans for the periods ended March 31, 2012 and December 31, 2011 is as follows:

		Unpaid
For the three month period	Recorded	Principal	Related
ending March 31, 2012	Investment	Balance	Allowance
	(dollars in thousands)
With no related allowance recorded:
Residential Real Estate	$5,789	$5,789	$—
Construction	—	—	—
Land and Land Acquisition	1,464	1,492	—
Commercial Real Estate and Commercial	2,486	2,486	—
Consumer	—	—	—
With an allowance recorded:
Residential Real Estate	$9,627	$10,142	$515
Construction	—	—	—
Land and Land Acquisition	2,728	2,831	103
Commercial Real Estate and Commercial	10,209	10,552	343
Consumer	—	—	—
Total
Residential Real Estate	$15,416	$15,931	$515
Construction	—	—	—
Land and Land Acquisition	4,192	4,323	103
Commercial Real Estate and Commercial	12,695	13,038	343
Consumer	—	—	—

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

		Unpaid
For the year ending	Recorded	Principal	Related
December 31, 2011	Investment	Balance	Allowance
	(dollars in thousands)
With no related allowance recorded:
Residential Real Estate	$1,569	$2,467	$—
Construction	—	—	—
Land and Land Acquisition	1,273	2,300	—
Commercial Real Estate and Commercial	101	101	—
Consumer	—	—	—
With an allowance recorded:
Residential Real Estate	$10,962	$12,019	$1,057
Construction	—	—	—
Land and Land Acquisition	1,930	2,213	283
Commercial Real Estate and Commercial	12,560	14,155	1,595
Consumer	—	—	—
Total
Residential Real Estate	$12,531	$14,486	$1,057
Construction	—	—	—
Land and Land Acquisition	3,203	4,513	283
Commercial Real Estate and Commercial	12,661	14,256	1,595

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential Real Estate	$7,357	$48	$3,575	$40
Construction	—	—	—	—
Land and Land Acquisition	1,887	13	164	—
Commercial Real Estate and Commercial	3,759	17	898	16
Consumer	—	—	1	—
With an allowance recorded:
Residential Real Estate	$10,169	$134	$8,500	$98
Construction	—	—	—	—
Land and Land Acquisition	2,834	21	4,379	19
Commercial Real Estate and Commercial	10,587	128	13,767	101
Consumer	—	—	—	—
Total
Residential Real Estate	$17,526	$182	$12,075	$138
Construction	—	—	—	—
Land and Land Acquisition	4,721	34	4,543	19
Commercial Real Estate and Commercial	14,346	145	14,665	117
Consumer	—	—	1	—

An age analysis of past due loans as of March 31, 2012 and December 31, 2011 is as follows:

	Two payments	Three payments	Non-Accrual	Total
As of March 31, 2012	Past Due	Past Due	Loans	Past Due	Current	Total
	(dollars in thousands)
Residential real estate	$1,869	$1,587	$5,655	$9,111	$104,965	$114,076
Construction	—	—	—	—	3,807	3,807
Land and land acquistion	83	178	4,176	4,437	3,262	7,699
Commercial real estate and commercial	5,724	983	3,176	9,883	63,734	73,617
Consumer	8	—	—	8	480	488
Total	$7,684	$2,748	$13,007	$23,439	$176,248	$199,687

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Two payments	Three payments	Non-Accrual	Total
As of December 31, 2011	Past Due	Past Due	Loans	Past Due	Current	Total
	(dollars in thousands)
Residential real estate	$3,578	$2,043	$4,436	$10,057	$110,066	$120,123
Construction	—	—	—	—	3,985	3,985
Land and land acquistion	2,197	58	1,823	4,078	3,865	7,943
Commercial real estate and commercial	1,617	—	6,580	8,197	71,146	79,343
Consumer	—	—	—	—	504	504
Total	$7,392	$2,101	$12,839	$22,332	$189,566	$211,898

Loans on which the recognition of interest has been discontinued amounted to approximately $13.0 million and $12.8 million at March 31, 2012 and December 31, 2011, respectively.  If interest income had been recognized on those loans at their stated rates during the periods ending March 31, 2012 and 2011, interest income would have been increased in each period by approximately $1.4 million and $1.1 million, respectively.  The total allowance for loan losses on these impaired loans was approximately $961,000 at March 31, 2012 and $2.9 million at December 31, 2011.

The impaired loans included in the table above were comprised of collateral dependent 1-4 residential real estate, lot loans and commercial real estate loans. The average recorded investment in impaired loans was $36.6 million and $32.7 million at March 31, 2012 and December 31, 2011, respectively.

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

We had approximately $22.6 million in TDRs, with approximately $1.2 million added during the three month period ending March 31, 2012, the majority of which were on accrued status at March 31, 2012.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	TDR’s on Non-	TDR’s on	Total
March 31, 2012 (in thousands)	Accural Status	Accrual Status	TDR”S

Residential Real Estate	$371	$8,614	$8,985
Land and Lot Loans	1,232	1,168	2,400
Commercial Real Estate	664	10,504	11,168

Total TDR’s	$2,267	$20,286	$22,553

	TDR’s on Non-	TDR’s on	Total
December 31, 2011 (in thousands)	Accural Status	Accrual Status	TDR”S

Residential Real Estate	$267	$7,349	$7,616
Construction Loans	—	—	—
Land and Lot Loans	931	1,689	2,620
Commercial Real Estate	687	9,453	10,140

Total TDR’s	$1,885	$18,491	$20,376

We consider an impaired loan to be performing to its modified terms if the loan is not past due 30 days or more as of the report date.

The following reflects a summary of TDR loan modifications outstanding and respective performance under the modified terms as of March 31, 2012:

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	TDR’s	TDR’s Not
	Performing to	Performing to	Total
March 31, 2012 (in thousands)	Modified Terms	Modified Terms	TDR”S

Residential Real Estate
Rate reduction	$7,314	$639	$7,953
Extension or other modification	702	329	1,031
Total residential TDR’s	$8,016	$968	$8,984

Land and Lot Loans:
Rate reduction	$917	$1,379	$2,296
Extension or other modification	73	31	104
Total Land and Lot Loans	$990	$1,410	$2,400

Commercial:
Rate reduction	$8,732	$665	$9,397
Extension or other modification	1,090	682	1,772
Total commerical TDR’s	$9,822	$1,347	$11,169
Total TDR’s	$18,828	$3,725	$22,553

	TDR’s	TDR’s Not
	Performing to	Performing to	Total
December 30, 2011 (in thousands)	Modified Terms	Modified Terms	TDR”S

Residential Real Estate
Rate reduction	$6,509	$527	$7,036
Extension or other modification	579	—	579
Total residential TDR’s	$7,088	$527	$7,615

Land and Lot Loans:
Rate reduction	$1,079	$989	$2,068
Extension or other modification	553	—	553
Total Land and Lot Loans	$1,632	$989	$2,621

Commercial:
Rate reduction	$8,050	$2,090	$10,140
Extension or other modification	—		—
Total commerical TDR’s	$8,050	$2,090	$10,140
Total TDR’s	$16,770	$3,606	$20,376

The following presents by class, information related to loans modified in a TDR during the three months ending March 31, 2012.

	Loans Modified as a TDR for the Three Months Ended March 31, 2012
Troubled Debt Restructurings:	Number of	Recorded Investment
(dollara in thousands)	Contracts	(as of period end)

Residential Real Estate	$6	$1,478

Total TDR’s	$6	$1,478

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

The following presents loans modified in a TDR that defaulted during the three months ended March 31, 2012, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 30 days or more past due following a modification.

TDR’s that Defaulted During the Period,	Three Months Ended March 31, 2012
Within Twelve Months of Modificatin Date	Number of	Recorded Investment
(dollara in thousands)	Contracts	(as of period end)

Residential Real Estate	5	$417,236
Lot Loans	1	145,763
Commercial Real Estate	1	613,340

Total TDR’s	$7	$1,176,339

6.                    Investments and Mortgage-Backed Securities

Investment securities consist of the following:

	March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$25,044,216	$188,114	$62,824	$25,169,506
Farmer Mac	5,000,000	—	57,350	4,942,650
Corporate Bonds	5,000,000	—	14,620	4,985,380
Municipal Bonds	2,290,379	36,596	—	2,326,975
	$37,334,595	$224,710	$134,794	$37,424,511

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$32,139,478	$505,954	$—	$32,645,432
Farmer Mac	5,000,000	14,350	—	5,014,350
Corporate Bonds	5,000,000	—	53,160	4,946,840
Municipal Bonds	2,291,578	38,985	—	2,330,563
	$44,431,056	$559,289	$53,160	$44,937,185

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

Mortgage-backed securities consisted of the following:

	March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
GNMA certificates	$6,658,202	$184,107	$—	$6,842,309
Private label collaterized mortgage obligations	15,384,143	886	418,741	14,966,288
FHLMC pass-through certificates	3,999,008	131,885	—	4,130,893
FNMA pass-through certificates	16,172,079	476,618	69,189	16,579,508
Freddie Mac pass-through certificates	36,151,900	294,847	210,978	36,235,769
Other pass-through certificates	7,272,952	575,361	—	7,848,313

	$85,638,284	$1,663,704	$698,908	$86,603,080

Weighted average interest rate	4.03%

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
GNMA certificates	$7,126,518	$226,129	$—	$7,352,647
Private label collaterized mortgage obligations	17,026,220	17,241	684,135	16,359,326
FHLMC pass-through certificates	4,904,114	181,994	—	5,086,108
FNMA pass-through certificates	20,036,967	443,052	—	20,480,019
Freddie Mac pass-through certificates	23,024,218	348,993		23,373,211
Other pass-through certificates	7,634,231	522,715	—	8,156,946

	$79,752,268	$1,740,124	$684,135	$80,808,257

Weighted average interest rate	4.08%

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	March 31, 2012		December 31, 2011
		Continuous		Continuous
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Less than 12 months
FHLB Agencies	$14,876,000	$120,174	—	—
Other pass-through	$14,611,285	$294,787
More than 12 months
Other pass-through	14,209,021	418,742	16,055,478	684,135

Total	$43,696,306	$833,703	$16,055,478	$684,135

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

We believe that the unrealized losses, included in the table above, are temporary.  The unrealized losses are driven by market illiquidity causing price deterioration.  Because our intention is not to sell the MBS and it is not more likely than not that we will be required to sell the MBS before recovery of their amortized cost bases, which may be maturity, as such, management does not consider these MBS to be other-than-temporarily impaired at March 31, 2012.

There are five remaining non-agency MBS that have been rated less than investment grade by at least one rating agency.  The remaining portfolio is U.S. Government securities.  We continue to aggressively monitor the performance of these securities and the underlying collateral.

Proceeds from the sales and calls of investment securities were as follows for the three months ending March 31, 2012:

	March 31, 2012
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales

FHLB - Agency Callable - Called	$5,000,000	$5,000,000	$—
FHLB - Agency Callable - Sold	1,808,311	1,967,263	158,952
	$6,808,311	$6,967,263	$158,952

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

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

In June, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  This guidance requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is our current presentation. This guidance does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income.  This guidance was effective for fiscal years and interim periods beginning after December 15, 2011 and required retrospective application for all periods presented.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the matters discussed below include forward-looking statements within the meaning of the federal securities laws. Forward-looking statements often use words such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue” or other words of similar meaning.  You can also identify them by the fact that they do not relate strictly to historical or current facts. Our actual results and the actual outcome of our expectations and strategies could be materially different from those anticipated or estimated for the reasons discussed below and the reasons under the heading “Information Regarding Forward Looking Statements.”

Overview

The consolidated financial statements include WSB Holdings, Inc. (“WSB”) and its wholly owned subsidiaries, The Washington Savings Bank FSB (the “Bank”), WSB, Inc. and WSB Realty, Inc. (collectively referred to herein as the “Company”).

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

Pursuant of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”) banks have been permitted to pay interest on demand deposit accounts, including those from businesses, since July 21, 2011.  While we have not yet experienced any impact from this provision on our operations, if our competitors were to start paying interest on these accounts, it is possible that our interest expense associated with deposits could increase, or that there could be additional impacts on the Banks’s allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, and profitability.

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

Regulatory Developments

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

The Agreements, which are formal enforcement actions initiated by the OTS, require WSB and the Bank to take certain measures to improve their safety and soundness and maintain ongoing compliance with applicable laws.  During the course of a routine review at the Bank by the OTS, examiners identified certain supervisory issues, primarily related to our classified assets.  The Agreements formulized the current understandings of both the Company and the OTS of the actions that WSB, the Bank and their Board of Directors must undertake to address the issues identified therein.  Each Agreement will remain in effect until terminated, modified or suspended by the Federal Reserve or OCC, as applicable.

We have adopted many of the requirements required by the Supervisory Agreements and have submitted the information to the appropriate regulators for their approval.

For additional information regarding the Agreements, please see the WSB’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011.  The Agreements are also filed as Exhibits 10.12 and 10.13 to our quarterly report for the period ending June 30, 2011.

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses.  Information concerning this policy is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).  There were no significant changes in this accounting policy during the three months ending March 31, 2012.

Consolidated Results of Operations

Net income for the three month period ended March 31, 2012 was $278,000, or $0.03 per basic and diluted share, compared to net income of $236,000 or $0.03 per basic share and diluted share for the corresponding 2011 period.  Net income for the three period ended March 31, 2012, represents an increase $42,000, or 18%, over the same three month period last year.

The increase in net earnings for the three month period is primarily the result of $243,000 decrease in non- interest expense partially offset by a $144,000 decrease in net interest income as compared to three month period last year.  The decrease in non-interest expense for the three month period is primarily the result of reduced salaries and benefits due to the reduction in the number of loan originators needed to meet the current loan demand.  Also, during the three month period ending March 31, 2012, interest income decreased both as a result of a decrease in our loan portfolio classified as held for sale and yield on this portfolio, offsetting the decrease in interest expense, primarily as a result of the continued efforts to reduce our higher cost liabilities.

Interest Income/Expense

Total interest income decreased $472,000, or 10.1% for the three month period ending March 31, 2012, compared to the corresponding period last year, due primarily to a decrease in both the average volume and average yield on interest-earning assets.

The average three month balance of interest-earning assets decreased to $344.6 million for the three months ending March 31, 2012 from $365.3 million for the three months ending March 31, 2011, due primarily to a decrease in loans held for investment and investment securities, offsetting the increase in MBS securities.  The decrease in loans held-for-investment is primarily the result principal paydowns. The decrease in investment securities is the result of $5.0 million called agency security and the sale of a $2.0 million agency security. The increase in MBS is primarily the result of purchases of MBS. The short-term investment securities that were called and sold were reinvested in mortgage-backed securities to increase the yield spread.  The average yield on our interest-earning assets decreased to 4.86% during the three months ended March 31, 2012 from 5.08% during the same period in 2011.  The decrease is primarily the result of lower interest rates on interest earnings assets including our loans held for investment, MBS and investment securities compared to the same period last year due to a lower interest rate environment.  In addition, we increased our restructured loans by approximately $6.8 million since March 31, 2011, which loans had significantly lower interest rates after such restructuring, which also negatively impacted the yield on our interest-earning assets.

Total interest expense decreased $328,000, or 20.1%, for the three month period ended March 31, 2012, compared to the same period in the prior year.  The decrease was attributable to a decrease in both the average balance, resulting primarily from the maturities of approximately $39.0 million in our brokered certificate of deposits since March 31, 2011, and the average interest rate on our interest-bearing liabilities.  For the three month period ended March 31, 2012, our average interest-bearing liabilities were $309.9 million with an average rate of 1.69%, compared to $338.9 million with an average rate of 1.96% for the corresponding period last year.

Net interest income decreased $144,000, or 4.8%, for the three month period ended March 31, 2012, compared to the same period in the prior year.  Due to a lower average cost of our interest-bearing liabilities, our net interest rate spread increased to 3.35% for the three month period ended March 31, 2012 from 3.12% for the same period in the prior year.  The ratio of our interest-earning assets to interest-bearing liabilities increased to 111.20% in the 2012 period from 107.79% in the corresponding period of the prior year.

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

The allowance for loans losses is very subjective in nature, relying significantly on historical loss experience, collateral valuations available to management on specific loans, and economic conditions.  The challenges caused by the recent recession and continuing high unemployment levels and uncertain real estate valuations have resulted in the Bank shortening its loss history look back period used for the allowance for loan losses from 36 months to 12 months during the third quarter of 2010.  We continue to be mindful of the continued problems within the economy and its impact on our loan portfolio as well as the inherent risk within the portfolio, and management will make adjustments to the allowance and loan loss provision as necessary. The shortened loss history component of our calculation of the allowance for loan losses was due, in part, to recommendations from our regulators.  Based on our review, no provision was necessary for the three month period ending March 31, 2012.

During the three months ended March 31, 2012, the allowance decreased in net by $2.3 million or 38.1%, to $3.8 million at March 31, 2012 from $6.1 million at December 31, 2011, as a result of net charge-offs of approximately $2.3 million during the three months ending March 31, 2012. At March 31, 2012, the allowance was 1.91% of total loans held-for-investment, compared to 2.90% of total loans held-for-investment at December 31, 2011.

The change in the allowance was primarily due to the fact that the risk profile of our loan portfolio has improved as well as the reduction of our loan portfolio balance classified as held-for-investment, particularly our commercial secured by real estate loans.  However, approximately $2.3 million charge-offs were related to reducing the specific reserve on our collateral dependent loans based on the OCC guidance newly applicable to us that was in our specific reserve balance at December 31, 2011.

Our determination of the adequacy of the allowance requires significant judgment, and estimates of probable losses inherent in the loans held-for-investment portfolio can vary significantly from the amounts actually observed. See Critical Accounting Policies in the 2011 Form 10-K. While we use available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolios, changes in the financial condition of borrowers, such as may result from changes in economic conditions, or other considerations determined by management to be appropriate.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio and the allowance.  Such review may result in additional provisions based upon their judgments of information available at the time of each examination.

We experienced an increase in charge-offs in our loan portfolio during the three month period ending March 31, 2012 compared to the same period last year.  During the three months ending March 31, 2012 we recorded loan charge-offs of $2.3 million and recoveries of previous charged-off loans of approximately $12,000 compared to net charge-offs of $466,000 for the corresponding three month period last year.

Assets subject to our Loan Committee review include loans which meet our criteria for classification as sub-standard due to collateral deficiencies that may reflect inherent losses.  Based on the review of the individual loans involved, management estimates inherent losses. We continue to assess the allowance as new and relevant data is obtained.

We believe that the allowance reflects our best estimate of the probable inherent losses existing in our $199.3 million loans-held for investment portfolio as of March 31, 2012.  The $8.9 million loan held-for-sale portfolio has been committed to be purchased by investors at March 31, 2012 and will be settled subsequent to that date.

We have developed a comprehensive review process to monitor the adequacy of the allowance.  The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies and relies on relevant observable data.  The observable data considered in the determination of the allowance is modified as more relevant data becomes available.  The results of this review process support management’s view that the allowance reflects probable losses within the loan portfolio as of March 31, 2012.

Changes in the estimation valuations may take place based on the status of the economy and the estimate of the value of the property securing loans, and as a result, the allowance may increase or decrease.  Future adjustments could substantially affect the amount of the allowance.

We believe our evaluation as to the adequacy of the allowance as of March 31, 2012 is appropriate, and caution the reader that the provisioning for the three month period is not necessarily indicative of future provisioning.  Subjective judgment is significant in the determination of the provision and allowance, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans. The establishment of allowance factors is a continuing exercise, based on management’s assessment of the factors and their impact on the portfolio, and that allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and/or charge-off is normal and to be expected.

We review on a monthly basis the adequacy of the allowance, and make provisions accordingly to meet the deemed losses within the portfolio.  Based on this review, no provision was deemed necessary for the three month period ending March 31, 2012.  For a better understanding and a more complete description of the allowance and the evaluation process, refer to the 2011 Form 10-K.

As shown below in tabular format, there was an increase in charge-offs compared to the comparable period last year.  The increase is primarily related to reducing the specific reserve on our collateral dependent loans based on the OCC guidance newly applicable to us

In addition, we believe there are additional, unidentified, probable losses within the portfolio, which may be reflected as charge-offs against the allowance in future quarters as these losses manifest themselves and loan collection efforts continue.

	2012	2011
	1st Qtr	1st Qtr
Provision for loan losses	$—	$—

Loan charge-offs	$—	$—
single family	831,478	426,710
construction	404,829	—
commercial, land and other	1,110,329	39,395
	2,346,636	466,105
Loan recoveries
single family	1,195	3,931
construction	1,200	—
commercial, land and other	9,742	3,824
Net Charge-offs	$2,334,499	$458,350

Allowance for loan losses at period end	$3,789,517	$9,761,442
Total loans held for investment at at period end	$199,270,866	$235,551,909
Allowance to total loans held for investment at period end	1.90%	4.14%

The fair value of impaired loans may be estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2012, all of the impaired loans were evaluated based upon the fair value of the collateral and/or discounted cash flows. Management’s analysis of our impaired loans represents a level of reserves of approximately $962,000 for the period ending March 31, 2012 compared to approximately $2.9 million at December 31, 2011.

Our policy is to charge off all or that portion of our investment in an impaired loan upon a determination that it is probable the full amount will not be collected.  At March 31, 2012, total impaired loans were $33.3 million, or 16.71% of total loans held for investment, compared to $31.3 million, or 14.82% of total loans held-for-investment, at December 31, 2011.  Impaired loans consisted of $13.0 million that were non-accrual loans at March 31, 2012 and approximately $20.3 million of troubled debt restructured loans.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

	At March 31,	At December 31,
	2012	2011
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single family	$4,472	$4,436
Land	4,251	1,944
Construction	—	—

Non-mortgage loans:
Consumer	—	—
Commercial	3,176	6,459
Non-residential	1,108	—
Total non-accrual loans	13,007	12,839

Foreclosed real estate	5,760	4,821

Total non-performing assets	$18,767	$17,660

Total non-performing loans to total loans held-for-investment	6.52%	6.07%

Allowance for loan losses to total non-performing loans	29.13%	47.70%

Total non-performing loans to total assets	3.45%	3.33%

Total non-performing assets to total assets	4.98%	4.59%

A troubled debt restructuring (“TDR”) means that, due to a borrower’s current financial difficulties, we have granted a concession to the borrower that we would not otherwise have considered.  We do this when we believe the borrower may default on the loan without such concession and we believe the concession will increase the borrower’s ability to remain current on the loan, in order to maximize recovery of our investment. The majority of our TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), lowering of the interest rate and/or extending the maturity date of the loan.  All TDRs are reported as “impaired” but not reported as non-performing loans unless the restructured loans are more than 90 days delinquent or on non-accrual status.  As of March 31, 2012, we had $22.6 million in TDRs, of which $2.3 million were on non-accrual status, compared to $18.5 million in TDRs, of which $1.9 million were on non-accrual status, as of December 31, 2011.

As previously reported, there has been an increase in court caseloads resulting in delays in ratification of foreclosure sale actions by the courts affecting mortgage lenders, including us.  This has resulted in both a lengthening of the curing time for delinquent loans and the possibility of an increase in non-performing asset levels.  We are also experiencing increased short sales and re-sales of bank owned properties in the marketplace, which is having a negative impact on real estate values and collateral on loans, in general. We are continuing our practice of working with borrowers to resolve delinquencies, with foreclosure action being the remedy of last resort when reasonable means to cure deficiencies in the best interest of both the Bank and the borrower, consistent with sound banking considerations, are exhausted.

Non-Interest Income

Total non-interest income increased $35,000 or 3.7% for the three month period ended March 31, 2012, compared to the same period in the prior year.  The increase for the three month period is primarily attributable to increases of $129,000 in the gain on the sale of real estate acquired in settlement of loans and $28,000 in rental income offset by decreases of $86,000 on gain on sale of loans sold in the secondary market and $24,000 on gain on sale of our investment securities.

The gain on the sale of real estate acquired in settlement of loans for the three month period ending March 31, 2012 is the result of the sale of three properties for a net gain of $142,000 compared to a net gain of $13,000 on the sale of two properties during the same period last year.  In the current economic environment, property values have a material result in our selling these properties.  Management may determine it in our best interests to sell the properties at a lower price than the value we had assigned to them as real estate owned in settlement of loans in order to avoid the ongoing expense associated with maintaining these properties in our portfolio, including maintenance, costs and property taxes, and with selling the properties at a later date.

Rental income increased as a result of rental agreements associated with the available lease space at WSB’s corporate headquarters located in Bowie, Maryland.

Gain on the sale of loans decreased $86,000 for the three month period ending March 31, 2012, compared to the same period last year.  The decrease is primarily due to a decrease in number of originations and the premiums associated with loans sold in the secondary market.  Our ability to realize gains in future periods will depend largely on interest rates and the demand for mortgage loans.

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

Gain on the sale of investment securities for the three month period ending March 31, 2012, was approximately $159,000 pretax, $96,000 net of tax, compared to no gain during the same period last year.  Gain on the sale of these investment securities is the result of the Bank selling approximately $2.0 million of callable agency paper.  We believed there was a good opportunity to receive a premium on the investment securities sold during the three month period and therefore decided to sell the investments that generated these gains.  Gain on the sale of MBS for the three month period was $0, compared to $183,000 pretax, $111,000 net of tax, for the same three month period last year.  We did not sell any MBS during the three months ended March 31, 2012.  Gain on the sale of MBS for the three months ending March 31, 2011 was the result of the Bank selling approximately $7.9 million of which we believed there was a good opportunity to receive a premium on the MBS during the quarter and therefore decided to sell the MBS that generated this gain.

Non-Interest Expenses

Non-interest expenses decreased $243,000 or 6.6% for the three month period ending March 31, 2012, as compared to the corresponding prior year period.

The decrease in non-interest expenses for the three month period was primarily due to decreases of $165,000 in salaries and benefits and $68,000 in FDIC insurance, partially offset by increases of $59,000 in provision for losses on real estate acquired in settlement of loans and $59,000 in other expenses.

The decrease in salaries and benefits is primarily associated with the reduced salaries and benefits due to the reduction in the number of loan originators needed to meet the current loan demand.

We recognized an expense of $91,000 for the three month period ending March 31, 2012 for the provision for losses on real estate acquired in settlement of loans as compared to $32,000 for the corresponding period last year.

We continue to obtain updated appraisals and/or evaluations on the properties that have been classified as real estate owned, which resulted in additional write downs of certain properties as a result of continuing declines in real estate prices.

The decreases in deposit insurance premiums during the three month period ended March 31, 2012 is primarily the result of an overall decrease in FDIC assessment rates as a result of changes to the FDIC assessment calculation.

The decrease in other expenses is primarily the result a reduction of foreclosure expenses.

Income Taxes

A tax expense of $142,000 was recorded for the three months ended March 31, 2012, compared to $51,000 for the same period last year.  The tax expense for the period ending March 31, 2012 includes an exclusion of income for the bank owned life insurance and state income tax benefit attributable to our investment portfolio which consists of U.S. Agencies.  The effective tax rates were 33.8% and 18.0% for the respective three month periods ended March 31, 2012 and 2011.

Liquidity and Capital Resources

Total assets were $376.5 million and $385.0 million at March 31, 2012 and December 31, 2011, respectively. The decrease in assets at March 31, 2012, compared to December 31, 2011, was primarily attributable to decreases in loans held for investment and investment securities, partially offset by an increase in the available for sale MBS and total cash and cash equivalents.  Loans classified as held for investment decreased as we experienced principal pay-downs associated with these loans.  The decrease in investment securities is the result of the $2.0 million sale and $5.0 million called agencies.  The excess funds received from these pay-downs were used to purchase MBS available for sale.

Deposits were $252.3 million at March 31, 2012, compared to $245.1 million at December 31, 2011.  The increase in deposits at March 31, 2012, compared to December 31, 2011, was primarily due to an increase in our brokered certificate of deposits and in our savings accounts, primarily money market accounts.  During this period, our rates on money fund accounts were slightly higher than the Bank’s competitors, resulting in an increase in our core deposits.  As previously reported, we exercised our intention to renew the broker deposits that matured during the fourth quarter of 2011 and first quarter of 2012. Approximately $14.0 million of our certificate of deposits (“CDs”) classified as broker deposits matured of which approximately $11.0 were renewed.  Management anticipates continuing to utilize excess funding liquidity to offset a runoff of higher cost CDs which were previously originated to fund loan production.

Borrowings at March 31, 2012 and December 31, 2011 are as follows:

	March 31,	Weighted	December 31,	Weighted
	2012	Avg Rate	2011	Avg Rate

FHLB-advances -fixed	$68,000,000	2.82%	$76,000,000	2.64%
FHLB - Daily rate credit	0	0.35%	8,000,000	0.36%
	$68,000,000		$84,000,000

Total borrowings are $68.0 million as of March 31, 2012.  We maintain funding activities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion.  To the extent we do not or cannot use FHLB borrowings, we would expect to rely on alternative funding sources, including our deposit base and correspondent bank lines of credit.  Our remaining credit availability for additional FHLB advances at March 31, 2012 is $47.2 million. We currently have unused lines of credit with our correspondent banks in the amount of $7.0 million.

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

Funding requirements are impacted by loan originations, maturities of CDs and borrowings.  We comply with regulatory guidelines regarding required liquidity levels and monitor our liquidity position.  In an effort to reduce exposure to liquidity risk, the Board’s Asset and Liability Committee monitors our sources of funds and our assets and liabilities, which may result in a change of our asset, liability, and off-balance sheet positions.  Long-term liquidity is generated through growth in our deposits and long-term debt, while short-term liquidity is generated though federal funds and securities sold under agreement to repurchase. We maintain sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal pay-downs on loans and MBS and proceeds realized from loans held for sale.

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital.  The Bank’s regulatory capital and regulatory assets below also reflect decreases of $638,000 and $1.1 million, respectively, which represents unrealized gains (after-tax for capital deductions and pre-tax for asset deductions, respectively) on MBS and investment securities classified as available for sale.  In addition, the Bank’s risk-based capital reflects an increase of $2.7 million in the general loan loss reserve during the three months ended March 31, 2012.  The loan loss reserve factor represents 1.25% of the Bank’s risk-weighted assets.  The following table shows regulatory thrift capital ratios required, the Bank’s actual ratios, and the amount by which the Bank’s ratios exceed required capital ratios, as of March 31, 2012.

Capital Category	Regulatory Ratios Required	Bank’s Amount and Ratio	Bank’s Excess of Requirements	Calculations	Based Upon
Leverage	$14,709,877	$44,001,583	$29,291,706	$44,001,583	Regulatory Capital
	4.00%	11.97%	7.97%	$367,746,931	Regulatory Assets

Tangible	$5,516,204	$44,001,583	$38,485,379	$44,001,583	Regulatory Capital
	1.50%	11.97%	10.47%	$367,746,931	Regulatory Assets

Risk-Based	$17,067,643	$46,678,643	$29,611,000	$46,678,643	Regulatory Capital
	8.00%	21.88%	13.88%	$213,345,533	Risk-Weighted Assets

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

The Qualified Thrift Lender Test currently requires that “qualified thrift investments” be at least 65% of portfolio assets as defined by the OCC.  At March 31, 2012, our ratio was approximately 82% of defined portfolio assets.

Off-Balance Sheet Transactions

We are a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated Statement of Financial Condition.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Commitments to originate new loans	$1,137,949
Unfunded commitments to extend credit under existing construction, equity line and commercial lines of credit	6,444,036
Standby letters of credit	180,988
Commitments to sell loans held-for-sale	8,879,565

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

Information Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. The statements presented herein with respect to, among other things, our intensions with respect to our investment portfolios, our expectations regarding diversifying our loan portfolio when our nonresidential loan demand picks up, the impact of future potential economic conditions, future changes in interest rates and the impact of such changes on us, the allowance for loan losses, the impact of pending legal proceedings, our anticipated use of excess funding liquidity, the Bank’s continuing to meet its capital requirements and future sources of liquidity are forward-looking.

Forward-looking statements are based on our current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions and assumptions and results may ultimately vary from the statements made in this report.  Our future results and prospects may be dependent upon a number of factors that could cause our performance to differ from the performance anticipated or projected in these forward-looking statements or to compare unfavorably to prior periods.  Among these factors are: (a) changes we make as a result of our ongoing review of our business and operations; (b) implementation of changes in lending practices and lending operations; (c) changes made as a result of the Board of Directors’ ongoing review of our capital management plan; (d) changes in accounting principles; (e) government legislation and regulation, including regulations adopted pursuant to the Dodd-Frank Act; (f) changes in interests rates; (g) further deterioration of economic conditions or a slowing recovery; (h) credit or other risks of lending activity, such as changes in real estate values and changes in the quality or composition of our loan portfolio; (i) the impact of any legal or regulatory proceedings; and (j) other expectations, assessments and risks that are specifically mentioned in this report and in such other reports we filed with the Securities and Exchange Commission. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected.  Unless required by law, we do not undertake, and specifically disclaim any obligation, to publicly update or revise any forward- looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.    Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2012.

During the period covered by this report, there were no changes (including corrective actions with regard to significant or material weaknesses) in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.    Legal Proceedings

From time to time we may be involved in ordinary routine litigation incidental to our business.  At March 31 2012, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.      Risk Factors

There have been no other material changes in the risk factors from those disclosed in Item 1A “Risk Factors” in our 2011 Form 10-K.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer (Filed herewith).

31.2	Rule 13a-14(a) Certification of Principal Financial Officer (Filed herewith).

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer (Furnished herewith).

101

The following materials from WSB Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text - (Furnished herewith).*

*Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSB HOLDINGS, INC.

		By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

		By:	/s/ Carol A. Ramey
Carol A. Ramey
Senior Vice President and Chief Financial Officer

Date:	May 11, 2012