Form 10-Q
period 2012-06-30
WSB Holdings Inc
filed 2012-08-13
CIK 1415022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended: June 30, 2012

or

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

There were 7,995,232 shares of Common Stock ($0.0001 Par Value) outstanding as of August 4, 2012.

WSB HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.  Financial Statments

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	June 30,	December 31,
	2012	2011

ASSETS
Cash	$11,459,541	$437,414
Federal funds sold and interest bearing deposits at FHLB - Atlanta	6,231,939	3,964,439
Total cash and cash equivalents	17,691,480	4,401,853

Loans receivable:
Held for sale	10,579,611	10,245,483
Held for investment (net of allowance for loan losses of $3,549,571 and $6,124,116 respectively)	186,268,382	205,353,588

Investment securities - available for sale at fair value	28,713,555	44,937,185
Mortgage-backed securities - available for sale at fair value	93,463,661	80,808,257
Investment in Federal Home Loan Bank stock, at cost	3,829,300	4,503,700
Accrued interest receivable on loans	788,504	1,023,847
Accrued interest receivable on investments	646,461	693,967
Real estate acquired in settlement of loans	5,210,970	4,820,634
Bank owned life insurance	12,595,163	12,368,974
Premises and equipment - net	4,920,085	4,807,206
Income taxes receivable	149,812	—
Deferred income taxes	6,559,452	8,574,590
Other assets	2,230,187	2,422,102

TOTAL ASSETS	$373,646,623	$384,961,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$5,652,102	$5,256,111
Interest bearing	242,285,794	239,794,477
Total deposits	247,937,896	245,050,588

Federal Home Loan Bank borrowings	68,000,000	84,000,000
Advances from borrowers for taxes and insurance	1,129,664	426,238
Accounts payable, accrued expenses and other liabilities	1,440,036	1,211,550

TOTAL LIABILITIES	318,507,596	330,688,376

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value, 7,995,232 and 7,995,232 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	799	799
Additional paid-in capital	11,095,646	11,095,646
Retained earnings - substantially restricted	42,682,788	42,230,566
Accumulated other comprehensive income	1,359,794	945,999

TOTAL STOCKHOLDERS’ EQUITY	55,139,027	54,273,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$373,646,623	$384,961,386

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$2,894,484	$3,461,710	$5,902,098	$7,177,105
Interest on mortgage-backed securities	798,496	702,752	1,576,844	1,356,836
Interest and dividends on investments	308,528	451,491	712,453	744,194

Total interest income	4,001,508	4,615,953	8,191,395	9,278,135

INTEREST EXPENSE:
Interest on deposits	712,110	1,007,024	1,505,135	2,122,226
Interest on other borrowings	500,711	525,152	1,014,168	1,044,582

Total interest expense	1,212,821	1,532,176	2,519,303	3,166,808

NET INTEREST INCOME	2,788,687	3,083,777	5,672,092	6,111,327
Provision for loan losses	—	100,000	—	100,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,788,687	2,983,777	5,672,092	6,011,327

NON-INTEREST INCOME:
Loan related fees	109,015	100,406	198,020	212,526
Gain on sale of loans	395,643	316,432	673,637	680,574
Gain on sale of investment securities - available for sale	3,742	231,427	162,695	414,275
Gain on sale of real estate acquired in settlement of loans	9,414	28,359	151,679	41,502
Service charges on deposits	28,991	27,673	60,888	52,669
Rental income	160,937	93,179	283,563	187,424
Other income	164,025	165,322	323,968	321,133

Total non-interest income	871,767	962,798	1,854,450	1,910,103

NON-INTEREST EXPENSE:
Salaries and benefits	1,774,503	1,732,913	3,569,603	3,693,138
Occupancy expense	175,459	163,320	340,663	336,118
Depreciation	114,161	111,840	228,841	226,764
Advertising	89,361	81,651	169,689	168,164
Service bureau charges	141,731	120,517	268,827	254,641
Service charges from banks	6,887	8,247	13,563	17,257
Stationary, printing and supplies	37,001	42,345	79,538	87,190
Professional services	130,369	240,971	259,551	340,028
FDIC Insurance	161,151	219,861	313,115	439,783
Provision for losses on real estate acquired in settlement of loans	—	50,920	90,502	82,799
Other taxes	66,563	79,163	134,125	159,960
Other	715,991	637,636	1,391,302	1,372,300

Total non-interest expense	3,413,177	3,489,384	6,859,319	7,178,142

EARNINGS BEFORE INCOME TAXES	247,277	457,191	667,222	743,288

INCOME TAX EXPENSE	73,100	136,600	215,000	187,100

NET EARNINGS	$174,177	$320,591	$452,222	$556,188
OTHER COMPREHENSIVE INCOME (NET OF TAX):
Unrealized gains (losses) on securities	723,346	(96,071)	512,323	789,947
Less reclassification adjustment for gain on sale of securities realized in net income	(2,266)	(140,152)	(98,528)	(250,885)
TOTAL COMPREHENSIVE INCOME	$895,257	$84,368	$866,017	$1,095,250

BASIC EARNINGS PER COMMON SHARE	$0.02	$0.04	$0.06	$0.07

DILUTED EARNINGS PER COMMON SHARE	$0.02	$0.04	$0.06	$0.07

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

AVERAGE COMMON SHARES OUTSTANDING	7,995,232	7,993,683	7,995,232	7,980,207

AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,995,232	7,994,742	7,995,232	7,981,065

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCE, JANUARY 1, 2011	$792	$10,872,561	$40,981,757	$(236,217)	$51,618,893

Exercise of Stock Options	7	220,635	—	—	220,642

Tax effect of stock options exercised	—	2,450	—	—	2,450

Net Income	—	—	556,188	—	556,188

Other comprehensive gain-unrealized, gain on available for sale securities	—	—		539,062	539,062

BALANCE, JUNE 30, 2011	$799	$11,095,646	$41,537,945	$302,845	$52,937,235

BALANCE, JANUARY 1, 2012	$799	$11,095,646	$42,230,566	$945,999	$54,273,010

Net Income	—	—	452,222	—	452,222

Other comprehensive gain-unrealized, gain on available for sale securities	—	—	—	413,795	413,795

BALANCE, JUNE 30, 2012	$799	$11,095,646	$42,682,788	$1,359,794	$55,139,027

See notes to consolidated financial statements

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ending
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$452,222	$556,188
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	—	100,000
Provision for losses on real estate acquired in settlement of loans	90,502	82,799
Depreciation	228,841	226,764
Amortization of premiums and accretion of discounts, net	249,471	315,963
Gain on sale of MBS- available for sale	—	(401,052)
Gain on sale of investment securities- available for sale	(162,695)	(13,223)
Gain on sale of other real estate owned	(151,679)	(41,502)
Gain on sale of loans	(673,637)	(680,574)
Loans originated for sale	(53,574,505)	(54,548,609)
Proceeds from sale of loans originated for sale	53,240,377	74,681,721
Increase in cash surrender value of bank owned life insurance	(226,189)	(227,104)
Decrease in other assets	191,914	617,968
Decrease (Increase) in accrued interest receivable	282,849	(186,559)
Change in deferred income taxes	1,745,652	75,756
Change in federal income taxes receivable	(149,812)	516,344
Excess tax benefits from stock-based compensation	—	(2,450)
Decrease in accounts payable, accrued expenses and other liabilities	228,487	500,369
Decrease in accrued interest payable	(4,171)	(11,361)
(Decrease) Increase in net deferred loan fees	(50,618)	71,387

Net cash provided by operating activities	1,717,009	21,632,825

INVESTING ACTIVITIES:

Net decrease in loans receivable- held for investment	18,381,236	4,142,789
Purchase of mortgage-backed securities - available for sale	(20,479,072)	(30,971,549)
Purchase of investment securities - available for sale	(9,993,750)	(43,539,673)
Proceeds from sales, calls, and maturities of mortgage-backed securities	8,661,156	29,597,115
Proceeds from sales, calls and maturities of investment securities-available for sale	25,976,398	5,648,404
Redemption of Federal Home Loan Bank Stock	674,400	511,200
Purchase of premises and equipment	(341,720)	(63,441)
Development of real estate acquired in settlement of loans	(172,759)	(33,222)
Proceeds from sale of real estate acquired in settlement of loans	1,271,824	2,186,035

Net cash provided by (used in) investing activities	23,977,713	(32,522,342)

FINANCING ACTIVITIES:

Net increase in demand deposits, NOW accounts and savings accounts	8,931,310	16,206,952
Proceeds from issuance of certificates of deposit	16,718,572	3,057,944
Payments for maturing certificates of deposit	(22,758,403)	(30,187,000)
Net increase in advance payments by borrowers for taxes and insurance	703,426	408,715
(Decrease) Increase in FHLB Advances	(16,000,000)	3,000,000
Proceeds from exercise of stock options	—	220,642
Excess tax benefits from stock-based compensation	—	2,450

Net cash used in financing activities	(12,405,095)	(7,290,297)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,289,627	(18,179,814)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,401,853	23,534,036

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,691,480	$5,354,222

CASH PAID DURING THE PERIOD FOR:

Income taxes	$—	$—
Interest	$2,495,156	$3,182,117

Non-cash transactions:
Real estate acquired in settlement of loans	$1,428,224	$1,019,610

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

1.      Financial Statements

The Consolidated Financial Statements for the three and six month periods ended June 30, 2012 and 2011 have been prepared by WSB Holdings, Inc. (“WSB” or the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented, have been made.  All significant intercompany transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.   Management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”), a copy of which is available at www.twsb.com and www.sec.gov.  The results of operations for the six month period ended June 30, 2012, are not necessarily indicative of the operating results for the full year, or any other period.

Certain prior year’s amounts have been reclassified to conform with the current year’s presentation.

2.      Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted Earnings Per Common Share (“EPS”) computation for all periods presented in the Consolidated Statements of Operations.

	Three Months Ended June 30,
	2012			2011
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net income available to Common Stockholders	$174,178	7,995,232	$0.02	$320,591	7,993,683	$0.04

Effect of Dilutive Options Incremental Shares		—			1,059

Diluted EPS
Net income available to Common Stockholders	$174,178	7,995,232	$0.02	$320,591	7,994,742	$0.04

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Six Months Ended June 30,
	2012			2011
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net income available to Common Stockholders	$452,222	7,995,232	$0.06	$556,188	7,980,207	$0.07

Effect of Dilutive Options Incremental Shares		—			858

Diluted EPS
Net income available to Common Stockholders	$452,222	7,995,232	$0.06	$556,188	7,981,065	$0.07

Options to purchase 33,875 shares of common stock were excluded in the computation of diluted EPS for the three and six months ended June 30, 2012 because their effect would have been antidilutive.

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

There were no awards granted during 2012 or 2011.  There was no pre-tax stock-based compensation during the three and six months ending June 30, 2012 and 2011.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

set forth in the agreement evidencing the option award.  However, an incentive stock option may not be exercisable for more than ten years from its date of grant.

The following table summarizes stock option activity for the six month period ended June 30, 2012:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2011	33,875	$5.71
Exercised	—	—
Granted	—	—
Forfeited	—	—

Outstanding at June 30, 2012	33,875	$5.71	1.0	$0
Exercisable at June 30, 2012	33,875	$5.71	1.0	$0

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

Loans

We do not record loans held-for-investment at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s Accounting Standards Codification Receivables Topic.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2012, all of the totally impaired loans were evaluated based upon the fair value of the collateral and/or discounted cash flows. In accordance with guidance regarding fair value measurements, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the loan as nonrecurring Level 3.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011:

	At June 30, 2012 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Loans held-for-sale	$10,580		$10,580		$
Available-for-sale, FHLB Agencies callable	21,457	—	21,457	—	—
Available-for-Sale, Municipal Bonds	2,342	—	2,342	—	—
Available-for-Sale, Corporate Bonds	4,914	—	4,914
Available-for-Sale Residential MBS	93,464	—	79,981	13,483	—
	$132,757	$—	$119,274	$13,483	$—

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	At December 31, 2011 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Loans held-for-sale	$10,245		$10,245		$
Available-for-sale, FHLB Agencies callable	37,660	—	37,660	—	—
Available-for-Sale, Municipal Bonds	2,330	—	2,330	—	—
Available-for-Sale, Corporate Bonds	4,947	—	4,947
Available-for-Sale Residential MBS	80,808	—	64,449	16,359	—
	$135,990	$—	$119,631	$16,359	$0

Loans held-for-sale, which are carried at the lower of cost or market, did not have any impairment charge at June 30, 2012.

Assets included in Level 3 include our private-labeled mortgage-backed securities (“MBS”) due to lack of observable market data due to decreases in market activity for these securities.  Our policy is to recognize transfers in and out as of the actual date of the event or change in circumstances that caused the transfer.  No assets were transferred to Level 3 during the period ending June 30, 2012.  The change in the assets included in Level 3 was due to principal repayments and the change in unrealized gains/losses for the twelve month period ending June 30, 2012.  The following assumptions were used for the Level 3 valuations on the five remaining private-labeled MBS:

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

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 and year ended December 31, 2011.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Private Labeled Mortgage-Backed
	Securities-Available for Sale at
	June 30, 2012	December 31, 2011

Beginning Balance	$16,359	$23,365
Accretion/Amortization of Discount/Premiums	3	9
Payments received	(3,131)	(7,926)
Difference in Unrealized gain (loss)	252	911
Other than temporary impairment	—	—

Ending Balance	$13,483	$16,359

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011 is included in the tables below:

	At June 30, 2012 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Residential Real estate	$13,984	$—	$13,984	$—
Construction	—	—	—	—
Land and land Acquisition	5,024	—	5,024	—
Commercial Real Estate and Commercial	12,321	—	12,321	—
Consumer	—	—	—	—
Total Impaired Loans	31,329	—	31,329	—

Real estate acquired in settlement of loans:
Residential Real estate	$527	$—	$527	$—
Construction	896	—	896	—
Land and land Acquisition	1,699	—	1,699	—
Commercial Real Estate and Commercial	2,089	—	2,089	—
Total Real estate acquired in settlement of loans:	5,211	—	5,211	—

Total	$36,540	$—	$36,540	$—

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $32.3 million, with a related valuation allowance of $980,000, at June 30, 2012 compared to principal balance of $31.3 million, with a related valuation allowance of $2.9 million, at December 31, 2011.

Real estate acquired in settlement of loans is carried at the lower of our recorded investment or fair value at the date of acquisition.  Write-downs to fair value at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs are included in non-interest expense.  Costs relating to the development and improvement of a property are capitalized, whereas those relating to holding the property are charged to expense when incurred.  The real estate is carried at the lower of acquisition or fair value net of estimated costs to sell subsequent to acquisition.  Operating expenses of real estate owned are reflected in other non-interest expenses.  The value of OREO properties held due to foreclosures at June 30, 2012 was $5.2 million compared to $4.8 million at December 31, 2011.

Impaired loans and real estate acquired in settlement of loans are classified as Level 2 within the valuation hierarchy.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

	June 30, 2012				December 31, 2011
		Quoted Prices	Significant	Significant
		in Active	Other	Other		Estimated
	Carrying	Markets for	Observable	Unobservable	Carrying	Fair
	Amount	Identical Assets	Inputs	Inputs	Amount	Value
	(000’s)	(Level 1)	(Level 2)	(Level 3)	(000’s)	(000’s)

Assets:
Cash and cash equivalents	$17,691		$17,691		$4,402	$4,402
Loans receivable, net	196,848		199,138		215,599	219,198
Mortgage-backed securities:
Available for sale	93,464		79,981	13,483	80,808	80,808
Investment securities:
Available for sale	28,714		28,714		44,937	44,937
Investment in Federal Home Loan Bank stock	3,829		3,829		4,504	4,504
Bank Owned Life Insurance	12,595		12,595		12,369	12,369

Liabilities:
Deposits:
Non-interest-bearing	5,652		5,652		5,256	5,256
Interest bearing	242,286		243,872		239,795	240,958
Borrowings	68,000		69,486		84,000	84,315

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012 and December 31, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since reporting period ending June 30, 2012 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

5.                  Loans

The following table summarizes loans at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011

FIRST MORTGAGE LOANS:
Secured by single-family residences	$71,943,600	$79,719,713
Secured by 5 or more- residential	2,244,174	3,068,229
Secured by other properties	34,424,770	35,357,446
Construction loans	4,419,156	3,984,630
Land and land development loans	6,958,928	7,450,684
Land acquisition loans	297,733	492,120

	120,288,361	130,072,822

SECOND MORTGAGE LOANS	1,811,232	1,977,851

COMMERCIAL AND OTHER LOANS:
Commercial -secured by real estate	66,297,485	76,607,916
Commercial	1,295,139	2,735,036
Loans secured by savings accounts	192,803	149,992
Consumer installment loans	302,545	354,317

	190,187,565	211,897,934

LESS:
Allowance for loan losses	(3,549,571)	(6,124,116)
Deferred loan fees, net	(369,612)	(420,230)

TOTAL LOANS RECEIVABLE HELD-FOR-INVESTMENT	$186,268,382	$205,353,588

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

Loans secured by savings accounts and consumer installment loans- The primary risks of these loans are unemployment and deterioration of the borrower’s financial condition, whether the result of personal issues or a general economic downturn.  The portfolio risks for these types of loans is the same as for first mortgage loans secured by single family residences as described above.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

Allowance for loan losses and recorded investment in loans for the period ended June 30, 2012 and December 31, 2011 is summarized as follows:

	Six Months Ended June 30, 2012
	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,740	$67	$395	$2,914	$8	$6,124
Charge-offs	(769)	—	(320)	(1,509)	—	(2,598)
Recoveries	11	—	2	9	—	22
Provisions	176	(9)	229	(392)	(2)	2
Ending Balance	2,158	58	306	1,022	6	3,550

Ending Balance: individually evaluated for impairment	615	—	79	286	—	980
Ending Balance: collectively evaluated for impairment	1,543	58	227	736	6	2,570

Loans:
Ending Balance	$110,424	$4,419	$7,257	$67,592	$496	$190,188
Ending Balance: individually evaluated for impairment	14,599	—	5,103	12,607	—	32,309
Ending Balance: collectively evaluated for impairment	95,825	4,419	2,154	54,985	496	157,879

	Twelve Months Ending December 31, 2011
	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,891	$326	$2,932	$4,067	$4	$10,220
Charge-offs	(1,334)	—	(2,570)	(434)	(4)	(4,342)
Recoveries	21	10	4	10	1	46
Provisions	681	(327)	38	(194)	2	200
Ending Balance	2,259	9	404	3,449	3	6,124

Ending Balance: individually evaluated for impairment	1,057	—	283	1,595	—	2,935
Ending Balance: collectively evaluated for impairment	1,202	9	121	1,854	3	3,189

Loans:
Ending Balance	$120,123	$3,985	$7,943	$79,343	$504	$211,898
Ending Balance: individually evaluated for impairment	13,588	—	3,486	14,256	—	31,330
Ending Balance: collectively evaluated for impairment	106,535	3,985	4,457	65,087	504	180,568

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

As part of our on-going monitoring of the credit quality of our loan portfolio, we categorize loans into risk categories based on relevant information about the ability of borrowers to repay their debt.  Current financial information, historical payment experience, credit documentation, current economic trends and other factors are used to categorize loans into risk categories.

Credit quality indicators as of June 30, 2012 are as follows:

Pass: Loans classified as pass generally meet or exceed normal credit standards.  Factors include repayment source, collateral, borrower cash flows, and performance history.

Special Mention:  Loans classified as special mention loans have potential weaknesses that deserve management’s attention. These loans are not adversely classified and do not expose an institution to sufficient risk to currently warrant adverse classification.

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

Loss:  Loans classified as loss are considered uncollectible.  A loan classified as a loss does not mean that an asset has no recovery value, but that is practical to defer writing off or reserving all or a portion of the asset, even though partial recovery may be collected in the future.  Loans that are classified as loss are fully reserved for on our financial statements.

Credit risk profile by internally assigned grade, as described above for the periods ending June 31, 2012 and December 31, 2011 is as follows:

As of June 30, 2012	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Pass	$97,565	$4,419	$2,603	$53,305	$496	$158,388
Special Mention	2,335	—	26	2,325	—	4,686
Substandard	10,450	—	4,574	11,962	—	26,986
Doubtful/Loss	74	—	54	—	—	128
Total	$110,424	$4,419	$7,257	$67,592	$496	$190,188

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

For the year ended December 31, 2011	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Pass	$101,738	$3,985	$3,726	$50,130	$504	$160,083
Special Mention	4,501	—	58	12,251	—	16,810
Substandard	13,724	—	3,889	16,875	—	34,488
Doubtful/Loss	160	—	270	87	—	517
Total	$120,123	$3,985	$7,943	$79,343	$504	$211,898

Information on impaired loans for the periods ended June 30, 2012 and December 31, 2011 is as follows:

		Unpaid		Average	Interest
For the six month period	Recorded	Principal	Related	Recorded	Income
ending June 30, 2012	Investment	Balance	Allowance	Investment	Recognized
	(dollars in thousands)
With no related allowance recorded:
Residential Real Estate	$3,867	$3,867	$—	$3,871	$77
Construction	—	—	—	—	—
Land and Land Acquisition	1,869	1,869	—	1,872	26
Commercial Real Estate and Commercial	2,087	2,087	—	2,087	38
Consumer	—	—	—	—	—
With an allowance recorded:
Residential Real Estate	$10,117	$10,732	$615	$10,791	$267
Construction	—	—	—	—	—
Land and Land Acquisition	3,155	3,234	79	3,238	42
Commercial Real Estate and Commercial	10,234	10,520	286	10,542	266
Consumer	—	—	—	—	—
Total
Residential Real Estate	$13,984	$14,599	$615	$14,662	$344
Construction	—	—	—	—	—
Land and Land Acquisition	5,024	5,103	79	5,110	68
Commercial Real Estate and Commercial	12,321	12,607	286	12,629	304
Consumer	—	—	—	—	—

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

		Unpaid		Average	Interest
For the year ended	Recorded	Principal	Related	Recorded	Income
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized
	(dollars in thousands)
With no related allowance recorded:
Residential Real Estate	$1,569	$2,467	$—	$2,484	$82
Construction	—	—	—	—	—
Land and Land Acquisition	1,273	2,300	—	2,309	58
Commercial Real Estate and Commercial	101	101	—	162	19
Consumer	—	—	—	—	—
With an allowance recorded:
Residential Real Estate	$10,962	$12,019	$1,057	$11,057	$542
Construction	—	—	—	—	—
Land and Land Acquisition	1,930	2,213	283	1,938	77
Commercial Real Estate and Commercial	12,560	14,155	1,595	14,781	501
Consumer	—	—	—	—	—
Total
Residential Real Estate	$12,531	$14,486	$1,057	$13,541	$624
Construction	—	—	—	—	—
Land and Land Acquisition	3,203	4,513	283	4,247	135
Commercial Real Estate and Commercial	12,661	14,256	1,595	14,943	520
Consumer	—	—	—	—	—

An age analysis of past due loans as of June 30, 2012 and December 31, 2011 is as follows:

For the six month	Two payments	Three payments	Non-Accrual	Total
period ending June 30, 2012	Past Due	Past Due	Loans	Past Due	Current	Total
	(dollars in thousands)
Residential Real Estate	$2,530	$876	$3,999	$7,405	$103,019	$110,424
Construction	$—	—	—	—	4,419	4,419
Land and Land Acquisition	$643	—	4,071	4,714	2,543	7,257
Commercial Real Estate and Commercial	2,206	166	3,761	6,133	61,459	67,592
Consumer	—	8	—	8	488	496
Total	$5,379	$1,050	$11,831	$18,260	$171,928	$190,188

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

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

Loans on which the recognition of interest has been discontinued amounted to approximately $11.8 million and $12.8 million at June 30, 2012 and December 31, 2011, respectively.  If interest income had been recognized on those loans at their stated rates during the periods ending June 30, 2012 and year ended December 31, 2011, interest income would have been increased by approximately $1.5 million and $1.1 million, respectively. The total allowance for loan losses on these impaired loans was approximately $980,000 at June 30, 2012 and $2.9 million at December 31, 2011.

The impaired loans included in the table above were comprised of collateral dependent 1-4 residential real estate, lot loans and commercial real estate loans. The average recorded investment in impaired loans was $32.4 million and $32.7 million at June 30, 2012 and December 31, 2011, respectively.

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

We had approximately $22.8 million in TDRs at June 30, 2012, with approximately $557,000 added during the six month period ending June 30, 2012, the majority of which were on accrual status.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	TDRs on Non-	TDRs on	Total
June 30, 2012 (in thousands)	Accural Status	Accrual Status	TDRS

Residential Real Estate	$464	$8,937	$9,401
Land and Lot Loans	1,211	1,060	2,271
Commercial Real Estate	665	10,482	11,147

Total TDRs	$2,340	$20,479	$22,819

	TDR’s on Non-	TDR’s on	Total
December 31, 2011 (in thousands)	Accural Status	Accrual Status	TDR’S

Residential Real Estate	$267	$7,349	$7,616
Construction Loans	—	—	—
Land and Lot Loans	931	1,689	2,620
Commercial Real Estate	687	9,453	10,140

Total TDRs	$1,885	$18,491	$20,376

We consider an impaired loan to be performing to its modified terms if the loan is not past due 30 days or more as of the report date.

The following presents by class, information related to loans modified in a TDR during the six months ending June 30, 2012.

	Loans Modified as a TDR for the Six Months Ended June 30, 2012
Troubled Debt Restructurings:	Number of	Recorded Investment
(dollars in thousands)	Contracts	(as of period end)

Residential Real Estate	9	$1,781
Land and Lot Loans	1	197

Total TDRs	10	$1,978

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

The following reflects a summary of TDR loan modifications outstanding and respective performance under the modified terms as of June 30, 2012 and December 31, 2011:

	TDRs	TDRs Not
	Performing to	Performing to	Total
June 30, 2012 (in thousands)	Modified Terms	Modified Terms	TDRS

Residential Real Estate
Rate reduction	$8,239	$159	$8,398
Extension or other modification	698	305	1,003
Total residential TDRs	$8,937	$464	$9,401

Land and Lot Loans:
Rate reduction	$988	$1,180	$2,168
Extension or other modification	72	31	103
Total Land and Lot Loans	$1,060	$1,211	$2,271

Commercial:
Rate reduction	$8,717	$665	$9,382
Extension or other modification	1,765	—	1,765
Total commerical TDRs	$10,482	$665	$11,147
Total TDRs	$20,479	$2,340	$22,819

	TDRs	TDRs Not
	Performing to	Performing to	Total
December 31, 2011 (in thousands)	Modified Terms	Modified Terms	TDRs

Residential Real Estate
Rate reduction	$6,509	$527	$7,036
Extension or other modification	579	—	579
Total residential TDRs	$7,088	$527	$7,615

Land and Lot Loans:
Rate reduction	$1,079	$989	$2,068
Extension or other modification	553	—	553
Total Land and Lot Loans	$1,632	$989	$2,621

Commercial:
Rate reduction	$8,050	$2,090	$10,140
Extension or other modification	—		—
Total commerical TDRs	$8,050	$2,090	$10,140
Total TDRs	$16,770	$3,606	$20,376

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

The following presents loans modified in a TDR that defaulted during the six months ended June 30, 2012, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 30 days or more past due following a modification.

TDRs that Defaulted During the Period,
Within Twelve Months of Modification Date	Number of	Recorded Investment
(dollars in thousands)	Contracts	(as of period end)

Residential Real Estate	6	$1,031
Lot Loans	3	355
Commercial Real Estate	2	882

Total TDRs	11	$2,268

6.       Investments and Mortgage-Backed Securities

Investment securities consist of the following:

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$21,323,696	$133,634	$—	$21,457,330
Farmer Mac	—	—	—	—
Corporate Bonds	5,000,000	—	86,060	4,913,940
Municipal Bonds	2,289,439	52,846	—	2,342,285
	$28,613,135	$186,480	$86,060	$28,713,555

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$32,139,478	$505,954	$—	$32,645,432
Farmer Mac	5,000,000	14,350	—	5,014,350
Corporate Bonds	5,000,000	—	53,160	4,946,840
Municipal Bonds	2,291,578	38,985	—	2,330,563
	$44,431,056	$559,289	$53,160	$44,937,185

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

Mortgage-backed securities consisted of the following:

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
GNMA certificates	$6,134,305	$187,523	$—	$6,321,828
Private label collaterized mortgage obligations	13,897,785	—	415,106	13,482,679
FHLMC pass-through certificates	31,232,635	1,121,403	—	32,354,038
FNMA pass-through certificates	27,737,286	727,472	—	28,464,758
Other pass-through certificates	12,316,671	690,324	166,637	12,840,358
	$91,318,682	$2,726,722	$581,743	$93,463,661

Weighted average interest rate	3.75%

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
GNMA certificates	$7,126,518	$226,129	$—	$7,352,647
Private label collaterized mortgage obligations	17,026,220	17,241	684,135	16,359,326
FHLMC pass-through certificates	27,928,332	530,987	—	28,459,319
FNMA pass-through certificates	20,036,967	443,052	—	20,480,019
Other pass-through certificates	7,634,231	522,715	—	8,156,946
	$79,752,268	$1,740,124	$684,135	$80,808,257

Weighted average interest rate	4.08%

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

Gross unrealized losses and fair value by length of time that the individual available-for-sale investment and mortgage-backed securities have been in a continuous unrealized loss position is as follows:

	June 30, 2012		December 31, 2011
		Continuous		Continuous
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Less than 12 months
Other pass-through certificates	$5,000,864	$348	$—	$—
Private label collaterized mortgage obligations	641,133	166,636	—	—
Corporate Bond	4,913,940	86,060	—	—
More than 12 months
Private label collaterized mortgage obligations	12,841,565	414,758	16,055,478	684,135

Total	$23,397,502	$667,802	$16,055,478	$684,135

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

We believe that the unrealized losses, included in the table above, are temporary.  The unrealized losses are driven by market illiquidity causing price deterioration.  Because our intention is not to sell the MBS and it is not more likely than not that we will be required to sell the MBS before recovery of their amortized cost bases, which may be maturity, as such, management does not consider these MBS to be other-than-temporarily impaired at June 30, 2012.

There are five remaining non-agency MBS that have been rated less than investment grade by at least one rating agency.  The remaining portfolio is U.S. Government securities.  We continue to aggressively monitor the performance of these securities and the underlying collateral.

Proceeds from the sales and calls of investment securities were as follows for the six months ending June 30, 2012:

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	June 30, 2012
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales

FHLB - Agency Callable - Called	$18,546,257	$18,550,000	$3,743
Farmer Mac - Agency Callable - Called	5,000,000	5,000,000	—
FHLB - Agency Callable - Sold	1,808,311	1,967,263	158,952
	$25,354,568	$25,517,263	$162,695

Proceeds from the call of investment securities were as follows for the six months ending June 30, 2011:

	June 30, 2011
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales

FNMA - Agency Callable	$4,986,777	$5,000,000	$13,223
	$4,986,777	$5,000,000	$13,223

Proceeds from the sale of mortgage-backed securities were as follows for the six months ending June 30, 2011:

	June 30, 2011
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales

FNMA -available for sale	$3,256,987	$3,475,190	$218,203
FHLMC - available for sale	7,715,995	7,898,844	182,849
	$10,972,982	$11,374,034	$401,052

7.       New Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The guidance is effective for the Company’s reporting period ended June 30, 2012.  The guidance will be applied prospectively to transactions or modifications of existing transaction that occur on or after January 1, 2012.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  This guidance requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is our current presentation. This guidance does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and will require retrospective application for all periods presented.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) banks have been permitted to pay interest on demand deposit accounts, including those from businesses, since July 21, 2011.  While we have not yet experienced any impact from this provision on our operations, if our competitors were to start paying interest on these accounts it is possible that our interest expense associated with deposits could increase, or that there could be additional impacts on the Bank’s allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, and profitability.

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

Regulatory Developments

On June 3, 2011, WSB and the Bank each entered into separate Supervisory Agreements (the “Agreements”) with the Office of Thrift Supervision (the “OTS”), their primary banking regulator on such date.  Pursuant to regulatory changes instituted by the Dodd-Frank Act, the WSB is now regulated by the Board of Governors of the Federal Reserve (the “Federal Reserve”) and the Bank is now regulated by the Office of the Comptroller of the Currency (the “OCC”).

The Agreements, which are formal enforcement actions initiated by the OTS, require WSB and the Bank to take certain measures to improve their safety and soundness and maintain ongoing compliance with applicable laws.  During the course of a routine review at the Bank by the OTS, examiners identified certain supervisory issues, primarily related to our classified assets.  The Agreements formulized the current understandings of both the Company and the OTS and the Federal Reserve of the actions that WSB, the Bank and their Boards of Directors must undertake to address the issues identified therein.  Each Agreement will remain in effect until terminated, modified or suspended by the Federal Reserve or OCC, as applicable.

We have adopted many of the requirements required by the Supervisory Agreements and have submitted the information to the appropriate regulators for their approval.

For additional information regarding the Agreements, please see WSB’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011.  The Agreements are filed as Exhibits 10.12 and 10.13 to our quarterly report for the period ending June 30, 2011.

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses.  Information concerning this policy is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).  There were no significant changes in this accounting policy during the six months ending June 30, 2012.

Consolidated Results of Operations

Net income for the three and six months ended June 30, 2012 was $174,000, or $0.02 per basic and diluted share, and $452,000, or $0.06 per basic and diluted share, respectively, compared to net income of $321,000 or $0.04 per basic share and diluted share and $556,000, or $0.07 per basic and diluted share, respectively, for the corresponding 2011 periods.  Net income for the three and six month periods ended June 30, 2012, represents decreases $146,000, or 46%, and $104,000, or 19%, respectively, over the same periods last year.

The decrease in net earnings for the three month period is primarily the result of a $295,000 decrease in net interest income partially offset by decreases of $91,000 in non-interest income and $76,000 in non-interest expenses as compared to the same three month period last year.  The decrease in net interest income is the result of the reduction of our loan portfolio classified as held for investment due to loan payoffs.  The primary reason for the decrease in non-interest income during the three month period is a decrease in the gain on sale of investment securities available for sale.  The decrease in non-interest expense for the three month period is primarily the result of lower fees for professional services and reduced FDIC premiums which is the result of an overall decrease in FDIC assessment rates as a result of changes to the FDIC assessment calculation. The decrease in net earnings for the six month period is primarily the result of a $439,000 decrease in net interest income, partially offset by a decrease of $319,000 in non-interest expenses.  The decrease in net interest income is the result of the reduction of our loan portfolio classified as held for investment due to loan payoffs that occurred during the six month period ending June 30, 2012.  The decrease in non-interest expenses is primarily the result decreases in FDIC premiums  salaries and benefits and professional services.   As we continue to experience low loan demand levels there has been a decrease in our total loans held-for-investments portfolio which has contributed to our interest income decreasing by 13% and 12%, respectively, for the three and six months ending June 30, 2012. Also, during the six month period ending June 30, 2012, interest income decreased both as a result of a decrease in the balance and yield in our loan portfolio classified as held for sale, offsetting the decrease in interest expense, primarily as a result of the continued efforts to reduce our higher cost liabilities

Interest Income/Expense

Total interest income decreased $614,000, or 13.3%, and $1.1 million, or 11.7%, respectively, for the three and six month periods ending June 30, 2012, compared to the corresponding periods last year, due primarily to a decrease in both the average volume and average yield on interest-earning assets.

The average six month balance of interest-earning assets decreased to $343.1 million for the six months ending June 30, 2012 from $367.7 million for the six months ending June 30, 2011, due primarily to a decrease in loans held for investment and investment securities, offsetting the increase in MBS securities.  The decrease in loans held-for-investment is primarily the result principal paydowns. The decrease in investment securities is the result of approximately $23.5 million called agency securities and the sale of a $2.0 million agency security. The increase in MBS is primarily the result of purchases of MBS. The short-term investment securities that were called and sold during the six month period were reinvested in mortgage-backed securities to increase the yield spread.  The average yield on our interest-earning assets decreased to 4.78% during the six months ended June 30, 2012 from 5.05% during the same period in 2011.  The decrease is primarily the result of lower interest rates on interest earnings assets including our loans held for investment, MBS and investment securities compared to the same period last year due to a lower interest rate environment.  In addition, our troubled debt restructured loans increased by approximately $5.5 million since June 2011, which had significantly lower interest rates after such restructuring, in the 2012 period compared to the same period last year, which also negatively impacted the yield on our interest-earning assets.

Total interest expense decreased $319,000, or 20.9%, and $648,000, or 20.5%, respectively, for the three and six month periods ended June 30, 2012, compared to the same periods in the prior year.  The decrease was attributable to a decrease in both the average balance, resulting primarily from the maturities of approximately $10.0 million in our brokered certificate of deposits since June 30, 2011, and the average interest rate on our interest-bearing liabilities.  For the six month period ended June 30, 2012, our average interest-bearing liabilities were $309.2 million with an average rate of 1.63%, compared to $339.2 million with an average rate of 1.89% for the corresponding period last year.

Net interest income decreased $295,000, or 9.6%, and $439,000, or 7.2%, respectively, for the three and six month periods ended June 30, 2012, compared to the same periods in the prior year.  Due to a lower average yield on our interest earning assets and our cost of our interest-bearing liabilities remaining stable, our net interest rate spread decreased slightly to 3.15% for the six month period ended June 30, 2012 from 3.16% for the same period in the prior year. The ratio of our interest-earning assets to interest-bearing liabilities increased to 110.94% at June 30, 2012 from 108.41% at June 30, 2011.

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

The allowance for loans losses is very subjective in nature, relying significantly on historical loss experience, collateral valuations available to management on specific loans, and economic conditions.  The challenges caused by the recent recession and continuing high unemployment levels and uncertain real estate valuations have resulted in the Bank currently applying a loss history look back period for the allowance for loan losses of 12 months, which is shorter than the period the Bank had used hisorically.  We continue to be mindful of the continued problems within the economy and its impact on our loan portfolio as well as the inherent risk within the portfolio, and management will make adjustments to the allowance and loan loss provision as necessary.  Based on our review, no provision was necessary for either the three or six month periods ending June 30, 2012.

During the six months ended June 30, 2012, the allowance decreased in net by $2.6 million or 42.0%, to $3.5 million at June 30, 2012 from $6.1 million at December 31, 2011, as a result of net charge-offs of approximately $2.6 million during the six months ending June 30, 2012. At June 30, 2012, the allowance was 1.87% of total loans held-for-investment, compared to 2.90% of total loans held-for-investment at December 31, 2011.

The change in the allowance was primarily due to the fact that the risk profile of our loan portfolio has improved as well as the reduction of our loan portfolio balance classified as held-for-investment, particularly our commercial secured by real estate loans.  However,  $2.6 million charge-offs were related to eliminating the specific reserve on our collateral dependent loans in 2012 based on the OCC guidance newly applicable to us compared to the specific reserve balances that existed at December 31, 2011.

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

We experienced an increase in charge-offs in our loan portfolio during the six month period ending June 30, 2012 compared to the same period last year.  During the six months ending June 30, 2012 we recorded loan charge-offs of $2.6 million and recoveries of previous charged-off loans of approximately $23,000 compared to net charge-offs of $2.2 million for the corresponding six month period last year.

Assets subject to our Loan Committee review include loans which meet our criteria for classification as sub-standard due to collateral deficiencies that may reflect inherent losses.  Based on the review of the individual loans involved, management estimates inherent losses. We continue to assess the allowance as new and relevant data is obtained.

We believe that the allowance reflects our best estimate of the probable inherent losses existing in our $189.8 million loans-held for investment portfolio as of June 30, 2012.  The $10.6 million loan held-for-sale portfolio has been committed to be purchased by investors at June 30, 2012 and will be settled subsequent to that date.

We have developed a comprehensive review process to monitor the adequacy of the allowance.  The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies and relies on relevant observable data.  The observable data considered in the determination of the allowance is modified as more relevant data becomes available.  The results of this review process support management’s view that the allowance reflects probable losses within the loan portfolio as of June 30, 2012.

Changes in the estimation valuations may take place based on the status of the economy and the estimate of the value of the property securing loans, and as a result, the allowance may increase or decrease.  Future adjustments could substantially affect the amount of the allowance.

We believe our evaluation as to the adequacy of the allowance as of June 30, 2012 is appropriate, and caution the reader that the provisioning for the six month period is not necessarily indicative of future provisioning.  Subjective judgment is significant in the determination of the provision and allowance, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans. The establishment of allowance factors is a continuing exercise, based on management’s assessment of the factors and their impact on the portfolio, and that allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and/or charge-off is normal and to be expected.

We review on a monthly basis the adequacy of the allowance, and make provisions accordingly to meet the deemed losses within the portfolio.  Based on this review, as noted above, no provision was deemed necessary for the three and six month periods ending June 30, 2012.  For a better understanding and a more complete description of the allowance and the evaluation process, refer to the 2011 Form 10-K.

The following table shows charge-offs and recoveries in the allowance during the three and six month periods ending June 30, 2012 and 2011. In addition, we believe there are additional, unidentified, probable losses within the portfolio, which may be reflected as charge-offs against the allowance in future quarters as these losses manifest themselves and loan collection efforts continue.

	2012		2011
	2nd Qtr	1st Qtr	2nd Qtr	1st Qtr
Provision for loan losses	$0	$0	$100,000	$0

Loan charge-offs
single family	$158,692	$610,954	$—	$426,710
construction	—	—	—	—
commercial, land and other	92,466	1,735,782	1,741,128	39,395
	251,158	2,346,736	1,741,128	466,105
Loan recoveries
single family	9,562	1,195	5,071	7,755
construction		0		0
commercial, land and other	1,650	10,942	941	0
Net Charge-offs	$239,946	$2,334,599	$1,735,116	$458,350

Allowance for loan losses at period end	$3,549,571	$3,789,517	$8,126,326	$9,761,442
Total loans held for investment at at period end	$189,817,953	$199,270,866	$226,637,073	$235,551,909
Allowance to total loans held for investment at period end	1.87%	1.90%	3.59%	4.14%

The fair value of impaired loans may be estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2012, all of the impaired loans were evaluated based upon the fair value of the collateral and/or discounted cash flows. Management’s analysis of our impaired loans represents a level of reserves of approximately $980,000 for the period ending June 30, 2012 compared to approximately $2.9 million at December 31, 2011.

Our policy is to charge off all or that portion of our investment in an impaired loan upon a determination that it is probable the full amount will not be collected.  At June 30, 2012, total impaired loans were $32.3 million, or 17.03% of total loans held for investment, compared to $31.3 million, or 14.82% of total loans held-for-investment, at December 31, 2011.  Non-performing loans consisted of $11.8 million that were non-accrual loans at June 30, 2012 and approximately $22.8 million of troubled debt restructured loans.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

The following table sets forth information as to non-accrual loans. We generally discontinue the accrual of interest on loans after a delinquency of more than four monthly payments, or when, in the opinion of management, the complete recovery of principal and interest is unlikely, at which time all previously accrued but uncollected interest is reversed from income.

	At June 30,	At December 31,
	2012	2011
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single family	$3,999	$4,436
Land	4,070	1,944
Construction	—	—

Non-mortgage loans:
Consumer	—	—
Commercial	3,761	6,459
Non-residential	—	—
Total non-accrual loans	11,830	12,839

Foreclosed real estate	5,211	4,821

Total non-performing assets	$17,041	$17,660

Total non-performing loans to total loans held-for-investment	6.23%	6.07%

Allowance for loan losses to total non-performing loans	30.00%	47.70%

Total non-performing loans to total assets	3.17%	3.33%

Total non-performing assets to total assets	4.56%	4.59%

A troubled debt restructuring (“TDR”) means that, due to a borrower’s current financial difficulties, we have granted a concession to the borrower that we would not otherwise have considered.  We do this when we believe the borrower may default on the loan without such concession and we believe the concession will increase the borrower’s ability to remain current on the loan, in order to maximize recovery of our investment. The majority of our TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), lowering of the interest rate and/or extending the maturity date of the loan.  All TDRs are reported as “impaired” but not reported as non-performing loans unless the restructured loans are more than 90 days delinquent or on non-accrual status.  As of June 30, 2012, we had $22.8 million in TDRs, of which $2.3 million were on non-accrual status, compared to $18.5 million in TDRs, of which $1.9 million were on non-accrual status, as of December 31, 2011.

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

Non-Interest Income

Total non-interest income decreased $91,000, or 9.5%, and $56,000 or 2.9%, respectively, for the three and six month periods ended June 30, 2012, compared to the same periods in the prior year.  The decrease for the three month period is primarily attributable to a $228,000 decrease in the gain on the sale of investment securities available for sale and a $19,000 decrease in the gain on the sale of real estate acquired in settlement of loans, partially offset by an increase of $79,000 on gain on sale of loans sold in the secondary market and a $68,000 increase in rental income.  The six month period was also impacted by decreases in our gain on the sale of investment securities available for sale, offset by increases in the gain on the sale of real estate acquired in settlement of loans and rental income.

The gain on the sale of real estate acquired in settlement of loans for the six month period ending June 30, 2012 is the result of the sale of seven properties for a net gain of $152,000 compared to a net gain of $42,000 on the sale of seven properties during the same period last year.  In the current economic environment, property values have a material result in our selling these properties.  Management may determine it in our best interests to sell the properties at a lower price than the value we had assigned to them as real estate owned in settlement of loans in order to avoid the ongoing expense associated with maintaining these properties in our portfolio, including maintenance, costs and property taxes, and with selling the properties at a later date.

Rental income increased as a result of rental agreements associated with the available lease space at WSB’s corporate headquarters located in Bowie, MD.

Gain on the sale of loans increased $79,000 for the three and decreased $7,000 for the six month period ending June 30, 2012, compared to the same periods last year.  The increase for the three month period is the result of premiums associated with the loans sold in the secondary market. Premiums recognized as gains depends largely on market rates and will fluctuate based on the market.  The decrease for the six month period is primarily due to a decrease in number of originations.  Our ability to realize gains in future periods will depend largely on interest rates and the demand for mortgage loans.

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

Gain on the sale of investment securities for the three month period ending June 30, 2012, was approximately $4,000 pretax, $2,000 net of tax, compared to $231,000 pretax, $140,000 net of tax during the same three month period last year.  Gain on the sale of investment securities for the six month period ending June 30, 2012, was approximately $163,000 pretax, $99,000 net of tax, compared to $414,000, $251,000 net of tax, during the same six month period last year. Gain on the sale of these investment securities is the result of the Bank selling approximately $2.0 million of callable agency paper during the first quarter of this year.  We believed there was a good opportunity to receive a premium on the investment securities sold during 2012 and therefore decided to sell the investments that generated these gains.    The gain on the sale of MBS for the six months ending June 30, 2011 $251,000 net of tax and was the result of the Bank selling approximately $7.6 million in MBS and approximately $5.0 million agency called in the first quarter of 2011 and approximately $3.3 million in the second quarter of 2011, of which we believed there was a good opportunity to receive a premium on the MBS during 2011 and therefore decided to sell the MBS that generated the 2011 gain.  We did not sell any MBS during the six months ended June 30, 2012.

Non-Interest Expenses

Non-interest expenses decreased $76,000 or 2.2% and $319,000, or 4.4%, respectively, for the three and six month periods ending June 30, 2012, as compared to the corresponding prior year periods.

The decrease in non-interest expenses for the three month period was primarily due to decreases of $110,000 in professional services, $59,000 in FDIC insurance and $51,000 in provision for losses on real estate acquired in settlement of loans, partially offset by increases of $78,000 in other expenses.  The decrease in non-interest expenses for the six month period was primarily the result of decreases of $124,000 in salaries and benefits, $127,000 in FDIC insurance and $80,000 in professional services.

The decreases in professional services during the three and six month periods is primarily associated with reduced legal expenses associated with litigation on two of our loans last year that were resolved in June 2012.

The decrease in salaries and benefits during the six month period is primarily associated with the reduced salaries and benefits due to the reduction in the number of loan originators needed to meet the current loan demand during the six month period ending June 30, 2012.

We recognized no expense and $91,000, respectively, for the three and six month periods ending June 30, 2012 for the provision for losses on real estate acquired in settlement of loans as compared to $51,000 and $83,000, respectively, for the corresponding periods last year.  We continue to obtain updated appraisals and/or evaluations on the properties that have been classified as real estate owned, which resulted in additional write downs of certain properties as a result of continuing declines in real estate prices.

The decreases in deposit insurance premiums during the three and six month periods ended June 30, 2012 is primarily the result of an overall decrease in FDIC assessment rates as a result of changes to the FDIC assessment calculation.

The decrease in other expenses during the three month period is primarily the result a reduction of foreclosure expenses.

Income Taxes

A tax expense of $215,000 was recorded for the six months ended June 30, 2012, compared to $187,000 for the same period last year.  The tax expense for the period ending June 30, 2012 includes an exclusion of income for the bank owned life insurance and state income tax benefit attributable to our investment portfolio which consists of U.S. Agencies.  The effective tax rates were 32.2% and 25.2% for the respective six month periods ended June 30, 2011 and 2011.

Liquidity and Capital Resources

Total assets were $373.6 million and $385.0 million at June 30, 2012 and December 31, 2011, respectively. The decrease in assets at June 30, 2012, compared to December 31, 2011, was primarily attributable to decreases in loans held for investment and investment securities, partially offset by an increase in available for sale MBS and total cash and cash equivalents.  Loans classified as held for investment decreased as we experienced principal pay-downs associated with these loans.  Some of these funds received from these pay-downs were used to purchase MBS available for sale.

Deposits were $247.9 million at June 30, 2012, compared to $245.1 million at December 31, 2011.  The increase in deposits at June 30, 2012, compared to December 31, 2011, was primarily due to an increase in our brokered certificate of deposits and in our savings accounts, primarily money market accounts.  During this period, our rates on money fund accounts were slightly higher than the Bank’s competitors, resulting in an increase in our core deposits.  As previously reported, we exercised our intention to renew the broker deposits that matured during the fourth quarter of 2011 and first quarter of 2012. Approximately $14.0 million of our certificate of deposits (“CDs”) classified as broker deposits matured of which approximately $11.0 were renewed.  Management anticipates continuing to utilize excess funding liquidity to offset a runoff of higher cost CDs which were previously originated to fund loan production.

Borrowings at June 30, 2012 and December 31, 2011 are as follows:

	June 30,	Weighted	December 31,	Weighted
	2012	Avg Rate	2011	Avg Rate

FHLB-advances -fixed	$68,000,000	2.82%	$76,000,000	2.64%
FHLB - Daily rate credit	—	0.00%	8,000,000	0.36%
	$68,000,000		$84,000,000

Total borrowings are $68.0 million as of June 30, 2012.  We maintain funding activities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion.  To the extent we do not or cannot use FHLB borrowings, we would expect to rely on alternative funding sources, including our deposit base and correspondent bank lines of credit.  Our remaining credit availability for additional FHLB advances at June 30, 2012 is $47.2 million. We currently have unused lines of credit with our correspondent banks in the amount of $7.0 million.

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

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital.  The Bank’s regulatory capital and regulatory assets below also reflect decreases of $1.4 million and $2.2 million, respectively, which represents unrealized gains (after-tax for capital deductions and pre-tax for asset deductions, respectively) on MBS and investment securities classified as available for sale.  In addition, the Bank’s risk-based capital reflects an increase of $2.6 million in the general loan loss reserve during the six months ended June 30, 2012.  The loan loss reserve factor represents 1.25% of the Bank’s risk-weighted assets.  The following table shows regulatory thrift capital ratios required, the Bank’s actual ratios, and the amount by which the Bank’s ratios exceed required capital ratios, as of June 30, 2012.

Capital Category	Regulatory Ratios Required	Bank’s Amount and Ratio	Bank’s Excess of Requirements	Calculations	Based Upon
Leverage	$14,548,561	$44,197,512	$29,648,951	$44,197,512	Regulatory Capital
	4.00%	12.15%	8.15%	$363,714,021	Regulatory Assets

Tangible	$5,455,710	$44,197,512	$38,741,802	$44,197,512	Regulatory Capital
	1.50%	12.15%	10.65%	$363,714,021	Regulatory Assets

Risk-Based	$16,290,024	$46,739,795	$30,449,771	$46,739,795	Regulatory Capital
	8.00%	22.95%	14.95%	$203,625,301	Risk-Weighted Assets

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

The Qualified Thrift Lender Test currently requires that “qualified thrift investments” be at least 65% of portfolio assets as defined by the OCC.  At June 30, 2012, our ratio was approximately 85% of defined portfolio assets.

Off-Balance Sheet Transactions

We are a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated Statement of Financial Condition.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Commitments to originate new loans	$14,622,533
Unfunded commitments to extend credit under existing construction, equity line and commercial lines of credit	5,855,101
Standby letters of credit	180,988
Commitments to sell loans held-for-sale	10,579,611

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

Information Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. The statements presented herein with respect to, among other things, our intensions with respect to our investment portfolio, our expectations regarding diversifying our loan portfolio when our nonresidential loan demand picks up, the impact of future potential economic conditions, on us, the allowance for loan losses and the adequacy thereof, the impact of pending legal proceedings, our anticipated use of excess funding liquidity, the Bank’s continuing to meet its capital requirements and future sources of liquidity are forward-looking.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.         Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2012.

During the period covered by this report, there were no changes (including corrective actions with regard to significant or material weaknesses) in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.         Legal Proceedings

From time to time we may be involved in ordinary routine litigation incidental to our business.  At June 30, 2012, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

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

101

The following materials from WSB Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text - (Furnished herewith).*

*Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as

amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSB HOLDINGS, INC.

		By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

		By:	/s/ Carol A. Ramey
Carol A. Ramey
Senior Vice President and Chief Financial Officer

Date:	August 13, 2012