Form 10-Q
period 2012-09-30
WSB Holdings Inc
filed 2012-11-14
CIK 1415022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended:  September 30, 2012

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

There were 7,995,232 shares of Common Stock ($0.0001 Par Value) outstanding as of November 2, 2012.

WSB HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.  Financial Statments

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	September 30,	December 31,
	2012	2011

ASSETS
Cash	$16,353,795	$437,414
Federal funds sold and interest bearing deposits at FHLB - Atlanta	22,024,644	3,964,439
Total cash and cash equivalents	38,378,439	4,401,853

Loans receivable:
Held for sale	10,687,979	10,245,483
Held for investment (net of allowance for loan losses of $3,350,630 and $6,124,116 respectively)	183,413,759	205,353,588

Investment securities - available for sale at fair value	22,861,006	44,937,185
Mortgage-backed securities - available for sale at fair value	81,836,100	80,808,257
Investment in Federal Home Loan Bank stock, at cost	3,636,100	4,503,700
Accrued interest receivable on loans	732,617	1,023,847
Accrued interest receivable on investments	470,990	693,967
Real estate acquired in settlement of loans	4,906,404	4,820,634
Bank owned life insurance	12,710,098	12,368,974
Premises and equipment - net	4,852,240	4,807,206
Income taxes receivable	149,812	—
Deferred income taxes	6,335,922	8,574,590
Other assets	2,281,120	2,422,102

TOTAL ASSETS	$373,252,586	$384,961,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$5,979,100	$5,256,111
Interest bearing	241,324,270	239,794,477
Total deposits	247,303,370	245,050,588

Federal Home Loan Bank borrowings	68,000,000	84,000,000
Advances from borrowers for taxes and insurance	811,909	426,238
Accounts payable, accrued expenses and other liabilities	1,543,902	1,211,550

TOTAL LIABILITIES	317,659,181	330,688,376

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value, 7,995,232 and 7,995,232 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	799	799
Additional paid-in capital	11,095,646	11,095,646
Retained earnings - substantially restricted	42,678,310	42,230,566
Accumulated other comprehensive income	1,818,650	945,999

TOTAL STOCKHOLDERS’ EQUITY	55,593,405	54,273,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$373,252,586	$384,961,386

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$2,790,870	$3,473,885	$8,692,968	$10,650,990
Interest on mortgage-backed securities	786,843	650,020	2,363,687	2,006,856
Interest and dividends on investments	273,445	479,790	985,897	1,223,983

Total interest income	3,851,158	4,603,695	12,042,552	13,881,829

INTEREST EXPENSE:
Interest on deposits	642,524	903,015	2,147,659	3,025,241
Interest on other borrowings	505,944	536,132	1,520,112	1,580,713

Total interest expense	1,148,468	1,439,147	3,667,771	4,605,954

NET INTEREST INCOME	2,702,690	3,164,548	8,374,781	9,275,875
Provision for loan losses	—	100,000	—	200,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,702,690	3,064,548	8,374,781	9,075,875

NON-INTEREST INCOME:
Loan related fees	139,414	97,970	337,435	310,496
Gain on sale of loans	547,617	478,914	1,221,254	1,159,488
(Loss) gain on sale of investment securities - available for sale	(287,952)	128,304	(125,257)	542,579
Gain on sale of real estate acquired in settlement of loans	12,357	4,235	164,036	45,737
Service charges on deposits	33,726	33,430	94,614	86,099
Rental income	180,839	111,760	464,402	299,183
Other income	157,422	161,031	481,388	482,165

Total non-interest income	783,423	1,015,644	2,637,872	2,925,747

NON-INTEREST EXPENSE:
Salaries and benefits	1,824,375	1,738,653	5,393,978	5,431,791
Occupancy expense	193,526	177,943	534,188	514,061
Depreciation	108,702	108,284	337,543	335,048
Advertising	79,003	93,900	248,692	262,064
Service bureau charges	145,707	120,762	414,534	375,404
Service charges from banks	6,343	7,179	19,905	24,436
Stationary, printing and supplies	31,291	34,046	110,829	121,235
Professional services	209,894	148,378	469,445	488,406
FDIC Insurance	161,107	179,531	474,222	619,314
Provision for losses on real estate acquired in settlement of loans	98,764	1,398	189,267	84,197
Other taxes	65,389	79,782	199,514	239,743
Other	641,792	664,542	2,033,094	2,036,842

Total non-interest expense	3,565,893	3,354,398	10,425,211	10,532,541

(LOSS) EARNINGS BEFORE INCOME TAXES	(79,780)	725,794	587,442	1,469,081

INCOME TAX (BENEFIT) EXPENSE	(75,302)	316,159	139,698	503,259

NET (LOSS) EARNINGS	$(4,478)	$409,635	$447,744	$965,822
OTHER COMPREHENSIVE INCOME (NET OF TAX):
Unrealized gains (losses) on securities	284,471	664,133	796,795	1,454,080
Reclassification adjustment for loss (gain) on sale of securities realized in net income (net of taxes of $113,568, ($50,603), $49,401, and ($213,993)	174,384	(77,701)	75,856	(328,586)
TOTAL COMPREHENSIVE INCOME	$454,377	$996,067	$1,320,395	$2,091,316

BASIC EARNINGS PER COMMON SHARE	$0.00	$0.05	$0.06	$0.12

DILUTED EARNINGS PER COMMON SHARE	$0.00	$0.05	$0.06	$0.12

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

AVERAGE COMMON SHARES OUTSTANDING	7,995,232	7,995,232	7,995,232	7,985,216

AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,995,232	7,995,232	7,995,232	7,985,787

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCE, JANUARY 1, 2011	$792	$10,872,561	$40,981,757	$(236,217)	$51,618,893

Exercise of Stock Options	7	220,635	—	—	220,642

Tax effect of stock options exercised	—	2,450	—	—	2,450

Net Income	—	—	965,822	—	965,822

Other comprehensive gain-unrealized, gain on available for sale securities	—	—		1,125,494	1,125,494

BALANCE, SEPTEMBER 30, 2011	$799	$11,095,646	$41,947,579	$889,277	$53,933,301

BALANCE, JANUARY 1, 2012	$799	$11,095,646	$42,230,566	$945,999	$54,273,010

Net Income	—	—	447,744	—	447,744

Other comprehensive gain-unrealized, gain on available for sale securities	—	—	—	872,651	872,651

BALANCE, SEPTEMBER 30, 2012	$799	$11,095,646	$42,678,310	$1,818,650	$55,593,405

See notes to consolidated financial statements

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ending
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$447,744	$965,822
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	—	200,000
Provision for losses on real estate acquired in settlement of loans	189,267	84,197
Depreciation	337,543	335,048
Loss on disposal on premises and equipment	9,198	0
Amortization of premiums and accretion of discounts, net	373,121	358,760
Loss (Gain) on sale of MBS- available for sale	535,585	(401,052)
Gain on sale of investment securities- available for sale	(410,328)	(141,527)
Gain on sale of other real estate owned	(164,036)	(45,737)
Gain on sale of loans	(1,221,254)	(1,159,488)
Loans originated for sale	(88,853,173)	(79,871,925)
Proceeds from sale of loans originated for sale	89,295,669	97,089,797
Increase in cash surrender value of bank owned life insurance	(341,123)	(341,920)
Decrease in other assets	140,983	939,202
Decrease (Increase) in accrued interest receivable	514,206	(136,501)
Change in deferred income taxes	1,670,350	349,462
Change in federal income taxes receivable	(149,812)	556,344
Excess tax benefits from stock-based compensation	—	(2,450)
Decrease in accounts payable, accrued expenses and other liabilities	332,353	479,441
Decrease in accrued interest payable	(5,242)	(19,443)
(Decrease) Increase in net deferred loan fees	(29,039)	48,117

Net cash provided by operating activities	2,672,012	19,286,147

INVESTING ACTIVITIES:

Net decrease in loans receivable- held for investment	20,807,454	9,362,865
Purchase of mortgage-backed securities - available for sale	(26,766,513)	(32,044,549)
Purchase of investment securities - available for sale	(19,992,500)	(55,539,675)
Proceeds from sales, calls, and maturities of mortgage-backed securities	26,648,840	34,406,574
Proceeds from sales, calls and maturities of investment securities-available for sale	42,101,101	21,020,771
Redemption of Federal Home Loan Bank Stock	867,600	704,700
Purchase of premises and equipment	(391,776)	(234,806)
Development of real estate acquired in settlement of loans	(198,460)	(40,939)
Proceeds from sale of real estate acquired in settlement of loans	1,585,133	2,646,585

Net cash provided by (used in) investing activities	44,660,879	(19,718,474)

FINANCING ACTIVITIES:

Net increase in demand deposits, NOW accounts and savings accounts	12,029,385	21,399,884
Proceeds from issuance of certificates of deposit	17,219,743	3,669,427
Payments for maturing certificates of deposit	(26,991,104)	(45,299,739)
Net increase in advance payments by borrowers for taxes and insurance	385,671	24,428
(Decrease) Increase in FHLB Advances	(16,000,000)	1,000,000
Proceeds from exercise of stock options	—	223,092
Excess tax benefits from stock-based compensation	—	2,450

Net cash used in financing activities	(13,356,305)	(18,980,458)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,976,586	(19,412,785)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,401,853	23,534,035

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,378,439	$4,121,250

CASH PAID DURING THE PERIOD FOR:

Income taxes	$—	$—

Interest	$3,644,695	$4,625,311

Non-cash transactions:
Real estate acquired in settlement of loans	$1,497,674	$2,309,984

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SETPEMBER 30, 2012 AND 2011

(unaudited)

1.      Financial Statements

The Consolidated Financial Statements for the three and nine month periods ended September 30, 2012 and 2011 have been prepared by WSB Holdings, Inc. (“WSB” or the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented, have been made.  All significant intercompany transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.   Management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”), a copy of which is available at www.twsb.com and www.sec.gov.  The results of operations for the nine month period ended September 30, 2012, are not necessarily indicative of the operating results for the full year, or any other period.

Certain prior year’s amounts have been reclassified to conform with the current year’s presentation.

2.      Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted Earnings Per Common Share (“EPS”) computation for all periods presented in the Consolidated Statements of Operations.

	Three Months Ended September 30,
	2012			2011
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net (loss) income available to Common Stockholders	$(4,478)	7,995,232	$(0.00)	$409,635	7,995,232	$0.05

Effect of Dilutive Options Incremental Shares		—			—

Diluted EPS
Net (loss) income available to Common Stockholders	$(4,478)	7,995,232	$(0.00)	$409,635	7,995,232	$0.05

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Nine Months Ended September 30,
	2012			2011
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net income available to Common Stockholders	$447,744	7,995,232	$0.06	$965,822	7,985,216	$0.12

Effect of Dilutive Options Incremental Shares		—			571

Diluted EPS
Net income available to Common Stockholders	$447,744	7,995,232	$0.06	$965,822	7,985,787	$0.12

Options to purchase 33,875 shares of common stock were excluded in the computation of diluted EPS for the three and nine months ended September 30, 2012 because their effect would have been antidilutive.

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

There were no awards granted during 2012 or 2011.  There was no pre-tax stock-based compensation during the three and nine months ending September 30, 2012 and 2011.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

The period during which an option granted under the Plan will be exercisable, as determined by the Administrator, will be set forth in the agreement evidencing the option award.  However, an incentive stock option may not be exercisable for more than ten years from its date of grant.

The following table summarizes stock option activity for the nine month period ended September 30, 2012:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2011	33,875	$5.71
Exercised	—	—
Granted	—	—
Forfeited	—	—

Outstanding at September 30, 2012	33,875	$5.71	0.8	$12,994
Exercisable at September 30, 2012	33,875	$5.71	0.8	$12,994

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

For the nine months ending September 30, 2012, there were no transfers between levels 1, 2 or 3.

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

Loans

We do not record loans held-for-investment at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

accordance with the FASB’s Accounting Standards Codification Receivables Topic.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2012, all of the totally impaired loans were evaluated based upon the fair value of the collateral and/or discounted cash flows. In accordance with guidance regarding fair value measurements, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the loan as nonrecurring Level 3.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011:

	At September 30, 2012 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Loans held-for-sale	$10,688	$	$10,688	$	$
Available-for-sale, FHLB Agencies callable	20,529	—	20,529	—	—
Available-for-Sale, Municipal Bonds	2,332	—	2,332	—	—
Available-for-Sale Residential MBS	81,836	—	74,713	7,123	—
	$115,385	$—	$108,262	$7,123	$—

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	At December 31, 2011 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Loans held-for-sale	$10,245	$	$10,245	$	$
Available-for-sale, FHLB Agencies callable	37,660	—	37,660	—	—
Available-for-Sale, Municipal Bonds	2,330	—	2,330	—	—
Available-for-Sale, Corporate Bonds	4,947	—	4,947
Available-for-Sale Residential MBS	80,808	—	64,449	16,359	—
	$135,990	$—	$119,631	$16,359	$0

Loans held-for-sale, which are carried at the lower of cost or market, did not have any impairment charge at September 30, 2012 and December 31, 2011.

Assets included in Level 3 include our private-labeled mortgage-backed securities (“MBS”) due to lack of observable market data due to decreases in market activity for these securities.  Our policy is to recognize transfers in and out as of the actual date of the event or change in circumstances that caused the transfer.  No assets were transferred to Level 3 during the period ending September 30, 2012.  The change in the assets included in Level 3 was due to sales, principal repayments and the change in unrealized gains/losses for the nine month period ending September 30, 2012.  The following assumptions were used for the Level 3 valuations on the four remaining private-labeled MBS:

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

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 and year ended December 31, 2011.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Private Labeled Mortgage-Backed
	Securities-Available for Sale at
	September 30, 2012	December 31, 2011

Beginning Balance	$16,359	$23,365
Accretion/Amortization of Discount/Premiums	4	9
Sales	(5,849)	—
Payments received	(4,186)	(7,926)
Difference in Unrealized gain (loss)	795	911
Other than temporary impairment	—	—

Ending Balance	$7,123	$16,359

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011 are included in the tables below:

	At September 30, 2012 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Residential Real estate	$14,603	$—	$14,603	$—
Construction	—	—	—	—
Land and land Acquisition	4,870	—	4,870	—
Commercial Real Estate and Commercial	13,277	—	13,277	—
Consumer	7	—	7	—
Total Impaired Loans	32,757	—	32,757	—

Real estate acquired in settlement of loans:
Residential Real estate	$593	$—	$593	$—
Construction	912	—	912	—
Land and land Acquisition	1,551	—	1,551	—
Commercial Real Estate and Commercial	1,850	—	1,850	—
Total Real estate acquired in settlement of loans:	4,906	—	4,906	—

Total	$37,663	$—	$37,663	$—

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $33.8 million, with a related valuation allowance of $1.1 million, at September 30, 2012 compared to principal balance of $31.3 million, with a related valuation allowance of $2.9 million, at December 31, 2011.

Real estate acquired in settlement of loans is carried at the lower of our recorded investment or fair value at the date of acquisition.  Write-downs to fair value at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs are included in non-interest expense.  Costs relating to the development and improvement of a property are capitalized, whereas those relating to holding the property are charged to expense when incurred.  The real estate is carried at the lower of acquisition or fair value net of estimated costs to sell subsequent to acquisition.  Operating expenses of real estate owned are reflected in other non-interest expenses.  The value of OREO properties held due to foreclosures at September 30, 2012 was $4.9 million compared to $4.8 million at December 31, 2011.

Impaired loans and real estate acquired in settlement of loans are classified as Level 2 within the valuation hierarchy.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

	September 30, 2012				December 31, 2011
		Quoted Prices	Significant	Significant		Quoted Prices	Significant	Significant
		in Active	Other	Other		in Active	Other	Other
	Carrying	Markets for	Observable	Unobservable	Carrying	Markets for	Observable	Unobservable
	Amount	Identical Assets	Inputs	Inputs	Amount	Identical Assets	Inputs	Inputs
	(000’s)	(Level 1)	(Level 2)	(Level 3)	(000’s)	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$38,378	$—	$38,378	$—	$4,402	$—	$4,402	$—
Loans receivable, net	194,102	—	197,397	—	215,599	—	219,198	—
Mortgage-backed securities:
Available for sale	81,836	—	74,713	7,123	80,808	—	64,449	16,359
Investment securities:
Available for sale	22,861	—	22,861	—	44,937	—	44,937	—
Investment in Federal Home Loan Bank stock	3,636	—	3,636	—	4,504	—	4,504	—
Bank Owned Life Insurance	12,710	—	12,710	—	12,369	—	12,369	—

Liabilities:
Deposits:
Non-interest-bearing	5,979	—	5,979	—	5,256	—	5,256	—
Interest bearing	241,324	—	243,632	—	239,795	—	240,958	—
Borrowings	68,000	—	69,518	—	84,000	—	84,315	—

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012 and December 31, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since reporting period ending September 30, 2012 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

5.                  Loans

The following table summarizes loans at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011

FIRST MORTGAGE LOANS:
Secured by single-family residences	$71,338,353	$79,719,713
Secured by 5 or more- residential	2,227,978	3,068,229
Secured by other properties	32,563,102	35,357,446
Construction loans	3,657,404	3,984,630
Land and land development loans	6,541,428	7,450,684
Land acquisition loans	294,070	492,120
	116,622,335	130,072,822
SECOND MORTGAGE LOANS	1,686,369	1,977,851

COMMERCIAL AND OTHER LOANS:
Commercial -secured by real estate	66,489,258	76,607,916
Commercial	1,902,447	2,735,036
Loans secured by savings accounts	169,384	149,992
Consumer installment loans	285,787	354,317
	187,155,580	211,897,934

LESS:
Allowance for loan losses	(3,350,630)	(6,124,116)
Deferred loan fees, net	(391,191)	(420,230)

TOTAL LOANS RECEIVABLE HELD-FOR-INVESTMENT	$183,413,759	$205,353,588

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

Allowance for loan losses and recorded investment in loans for the three and nine month periods ended September 30, 2012 and 2011 is summarized as follows:

	Three Months Ended September 30, 2012
	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,158	$58	$306	$1,022	$6	$3,550
Charge-offs	(67)	—	(146)	(25)	—	(238)
Recoveries	3	—	2	34	—	39
Provisions	(319)	(7)	87	241	(2)	—
Ending Balance	1,775	51	249	1,272	4	3,351

	Nine Months Ended September 30, 2012
	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,740	$67	$395	$2,914	$8	$6,124
Charge-offs	(836)	—	(464)	(1,534)	—	(2,834)
Recoveries	14	—	4	43	—	61
Provisions	(143)	(16)	314	(151)	(4)	—
Ending Balance	1,775	51	249	1,272	4	3,351

Ending Balance: individually evaluated for impairment	567	—	82	411	—	1,060
Ending Balance: collectively evaluated for impairment	1,208	51	167	861	4	2,291
	1,775	51	249	1,272	4	3,351

Loans:
Ending Balance	$107,816	$3,657	$6,836	$68,392	$455	$187,156
Ending Balance: individually evaluated for impairment	15,170	—	4,952	13,688	7	33,817
Ending Balance: collectively evaluated for impairment	92,646	3,657	1,884	54,704	448	153,339

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Three Months Ended September 30, 2011
	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,894	$29	$2,040	$3,158	$5	$8,126
Charge-offs	(225)	—	(198)	(74)	(2)	(499)
Recoveries	1	—	2	9	1	13
Provisions	535	(12)	201	(628)	4	100
Ending Balance	3,205	17	2,045	2,465	8	7,740

	Nine Months Ended September 30, 2011
	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,891	$326	$2,932	$4,067	$4	$10,220
Charge-offs	(652)	—	(1,542)	(508)	(4)	(2,706)
Recoveries	14	—	2	9	1	26
Provisions	952	(309)	653	(1,103)	7	200
Ending Balance	3,205	17	2,045	2,465	8	7,740

Ending Balance: individually evaluated for impairment	1,607	—	1,242	1,419	—	4,268
Ending Balance: collectively evaluated for impairment	1,598	17	803	1,046	8	3,472
	3,205	17	2,045	2,465	8	7,740

Loans:
Ending Balance	$118,855	$3,816	$10,005	$86,981	$454	$220,111
Ending Balance: individually evaluated for impairment	9,544	—	4,861	13,555	—	27,960
Ending Balance: collectively evaluated for impairment	109,311	3,816	5,144	73,426	454	192,151

As part of our on-going monitoring of the credit quality of our loan portfolio, we categorize loans into risk categories based on relevant information about the ability of borrowers to repay their debt.  Current financial information, historical payment experience, credit documentation, current economic trends and other factors are used to categorize loans into risk categories.

Credit quality indicators as of September 30, 2012 are as follows:

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

Substandard:  Loans classified as substandard are loans that have a well-defined weakness. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  These loans are inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged as security for the asset.

Doubtful:  Loans classified as doubtful consist of loans where we expect a loss, but not a total loss.  These loans have all the weaknesses inherent in a substandard asset, in addition, these weaknesses make collection highly questionable or improbable based on the existing circumstances.

Loss:  Loans classified as loss are considered uncollectible.  A loan classified as a loss does not mean that an asset has no recovery value, but that it is practical to defer writing off or reserving all or a portion of the asset, even though partial recovery may be collected in the future.  Loans that are classified as loss are fully reserved for on our financial statements.

Credit risk profile by internally assigned grade, as described above for the periods ending September 30, 2012 and December 31, 2011 is as follows:

As of September 30, 2012	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Pass	$93,674	$3,657	$2,362	$54,899	$448	$155,040
Special Mention	2,578	—	—	492	—	3,070
Substandard	11,490	—	4,429	13,001	7	28,927
Doubtful/Loss	74	—	45	—	—	119
Total	$107,816	$3,657	$6,836	$68,392	$455	$187,156

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

For the year ended December 31, 2011	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)

Pass	$101,738	$3,985	$3,726	$50,130	$504	$160,083

Special Mention	4,501	—	58	12,251	—	16,810

Substandard	13,724	—	3,889	16,875	—	34,488

Doubtful/Loss	160	—	270	87	—	517

Total	$120,123	$3,985	$7,943	$79,343	$504	$211,898

Information on impaired loans for periods ended September 30, 2012 and December 31, 2011 is as follows:

		Unpaid
For the nine month period	Recorded	Principal	Related
ending September 30, 2012	Investment	Balance	Allowance
	(dollars in thousands)
With no related allowance recorded:
Residential Real Estate	$4,380	$4,380	$—
Construction	—	—	—
Land and Land Acquisition	2,177	2,177	—
Commercial Real Estate and Commercial	2,628	2,628	—
Consumer	7	7	—
With an allowance recorded:
Residential Real Estate	$10,223	$10,790	$567
Construction	—	—	—
Land and Land Acquisition	2,693	2,775	82
Commercial Real Estate and Commercial	10,649	11,060	411
Consumer	—	—	—
Total
Residential Real Estate	$14,603	$15,170	$567
Construction	—	—	—
Land and Land Acquisition	4,870	4,952	82
Commercial Real Estate and Commercial	13,277	13,688	411
Consumer	7	7	—

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

		Unpaid
For the year ended	Recorded	Principal	Related
December 31, 2011	Investment	Balance	Allowance
	(dollars in thousands)
With no related allowance recorded:
Residential Real Estate	$1,569	$2,467	$—
Construction	—	—	—
Land and Land Acquisition	1,273	2,300	—
Commercial Real Estate and Commercial	101	101	—
Consumer	—	—	—
With an allowance recorded:
Residential Real Estate	$10,962	$12,019	$1,057
Construction	—	—	—
Land and Land Acquisition	1,930	2,213	283
Commercial Real Estate and Commercial	12,560	14,155	1,595
Consumer	—	—	—
Total
Residential Real Estate	$12,531	$14,486	$1,057
Construction	—	—	—
Land and Land Acquisition	3,203	4,513	283
Commercial Real Estate and Commercial	12,661	14,256	1,595
Consumer	—	—	—

Information on the average recorded investment and interest income recognized on impaired loans for three and nine month periods ending September 30, 2012 and 2011 are as follows:

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Three Months ended
	September 30, 2012		September 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
With no related allowance recorded:
Residential Real Estate	$5,941	$70	$927	$11
Construction	—	—	—	—
Land and Land Acquisition	3,598	24	1,464	29
Commercial Real Estate and Commercial	2,988	8	250	3
Consumer	7	—	2	—
With an allowance recorded:
Residential Real Estate	$10,823	$114	$7,543	$121
Construction	—	—	—	—
Land and Land Acquisition	2,810	16	2,444	18
Commercial Real Estate and Commercial	11,071	160	11,861	120
Consumer	—	—	—	—
Total
Residential Real Estate	$16,764	$184	$8,470	$132
Construction	—	—	—	—
Land and Land Acquisition	6,408	40	3,908	47
Commercial Real Estate and Commercial	14,059	168	12,111	123
Consumer	7	—	2	—

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Nine Months ended
	September 30, 2012		September 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
With no related allowance recorded:
Residential Real Estate	$5,950	$147	$955	$21
Construction	—	—	—	—
Land and Land Acquisition	3,601	50	1,464	38
Commercial Real Estate and Commercial	2,988	46	289	26
Consumer	8	—	—	—
With an allowance recorded:
Residential Real Estate	$10,886	$377	$7,344	$224
Construction	—	—	—	—
Land and Land Acquisition	2,885	58	2,164	53
Commercial Real Estate and Commercial	11,094	405	11,809	366
Consumer	—	—	—	—
Total
Residential Real Estate	$16,836	$524	$8,299	$245
Construction	—	—	—	—
Land and Land Acquisition	6,486	108	3,628	91
Commercial Real Estate and Commercial	14,082	451	12,098	392
Consumer	8	—	—	—

An age analysis of past due loans as of September 30, 2012 and December 31, 2011 is as follows:

For the nine month period	Two payments	Three payments	Non-Accrual	Total
ending September 30, 2012	Past Due	Past Due	Loans	Past Due	Current	Total
	(dollars in thousands)
Residential Real Estate	$1,899	$501	$5,108	$7,508	$100,308	$107,816
Construction	—	—	—	—	3,657	3,657
Land and Land Acquisition	—	71	4,118	4,189	2,647	6,836
Commercial Real Estate and Commercial	985	—	5,109	6,094	62,298	68,392
Consumer	—	—	7	7	448	455
Total	$2,884	$572	$14,342	$17,798	$169,358	$187,156

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

Loans on which the recognition of interest has been discontinued amounted to approximately $14.3 million and $12.8 million at September 30, 2012 and December 31, 2011, respectively.  If interest income had been recognized on those loans at their stated rates during the period ending September 30, 2012 and year ended December 31, 2011, interest income would have been increased by approximately $1.7 million and $1.1 million, respectively. The total allowance for loan losses on our impaired loans was approximately $1.1 million at September 30, 2012 and $2.9 million at December 31, 2011.

The impaired loans included in the table above were comprised of collateral dependent 1-4 residential real estate, lot loans and commercial real estate loans. The average recorded investment in impaired loans was $37.4 million and $24.0 million for the nine month periods ending September 30, 2012 and September 30, 2011, respectively.

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

We had approximately $22.8 million in TDRs at September 30, 2012, with approximately $520,000 added during the nine month period ending September 30, 2012, the majority of which were on accrual status.

The following presents by class, information related to loans in a TDR at September 30, 2012 and December 31, 2011.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	TDRs on Non-	TDRs on	Total
September 30, 2012 (in thousands)	Accrual Status	Accrual Status	TDRs

Residential Real Estate	$1,133	$8,420	$9,553
Land and Lot Loans	1,283	834	2,117
Commercial Real Estate	885	10,221	11,106

Total TDRs	$3,301	$19,475	$22,776

	TDRs on Non-	TDRs on	Total
December 31, 2011 (in thousands)	Accrual Status	Accrual Status	TDRs

Residential Real Estate	$267	$7,349	$7,616
Construction Loans	—	—	—
Land and Lot Loans	931	1,689	2,620
Commercial Real Estate	687	9,453	10,140

Total TDRs	$1,885	$18,491	$20,376

We consider an impaired loan to be performing to its modified terms if the loan is not past due 30 days or more as of the report date.

The following presents, by class, information related to loans modified in a TDR during the three and nine months ending September 30, 2012 and 2011.

	Loans Modified as a TDR for the Three Months Ended
	September 30, 2012		September 30, 2011
Troubled Debt Restructurings:	Number of	Recorded Investment	Number of	Recorded Investment
(dollars in thousands)	Contracts	(as of period end)	Contracts	(as of period end)

Residential Real Estate	6	$520	2	$824
Land and Lot Loans	—	—	1	73
Commerical Real Estate	—	—	1	617

Total TDRs	6	$520	4	$1,514

	Loans Modified as a TDR for the Nine Months Ended
	September 30, 2012		September 30, 2011
Troubled Debt Restructurings:	Number of	Recorded Investment	Number of	Recorded Investment
(dollars in thousands)	Contracts	(as of period end)	Contracts	(as of period end)

Residential Real Estate	14	$2,409	12	$3,305
Land and Lot Loans	1	$71	4	$907
Commerical Real Estate	—	—	7	1,834

Total TDRs	15	$2,480	23	$6,046

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED September 30, 2012 AND 2011

(unaudited)

The following reflects a summary of TDR loan modifications outstanding and respective performance under the modified terms as of September 30, 2012 and December 31, 2011:

	TDRs	TDRs Not
	Performing to	Performing to	Total
September 30, 2012 (in thousands)	Modified Terms	Modified Terms	TDRs

Residential Real Estate
Rate reduction	$7,837	$829	$8,666
Extension or other modification	583	304	887
Total residential TDRs	$8,420	$1,133	$9,553

Land and Lot Loans:
Rate reduction	$763	$1,252	$2,015
Extension or other modification	71	31	102
Total Land and Lot Loans	$834	$1,283	$2,117

Commercial:
Rate reduction	$8,460	$886	$9,346
Extension or other modification	1,760	—	1,760
Total commerical TDRs	$10,220	$886	$11,106
Total TDRs	$19,474	$3,302	$22,776

	TDRs	TDRs Not
	Performing to	Performing to	Total
December 31, 2011 (in thousands)	Modified Terms	Modified Terms	TDRs

Residential Real Estate
Rate reduction	$6,509	$527	$7,036
Extension or other modification	579	—	579
Total residential TDRs	$7,088	$527	$7,615

Land and Lot Loans:
Rate reduction	$1,079	$989	$2,068
Extension or other modification	553	—	553
Total Land and Lot Loans	$1,632	$989	$2,621

Commercial:
Rate reduction	$8,050	$2,090	$10,140
Extension or other modification	—		—
Total commerical TDRs	$8,050	$2,090	$10,140
Total TDRs	$16,770	$3,606	$20,376

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

The following presents loans modified in a TDR that defaulted during the three and nine months ended September 30, 2012 and 2011, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 30 days or more past due following a modification.

	Three Months ended
TDRs that Defaulted During the Period,	September 30, 2012		September 30, 2011
Within Twelve Months of Modification Date	Number of	Recorded Investment	Number of	Recorded Investment
(dollars in thousands)	Contracts	(as of period end)	Contracts	(as of period end)

Residential Real Estate	2	$106	3	$726
Lot Loans	—	—	2	528
Commercial Real Estate	—	—	—	—

Total TDRs	2	$106	5	$1,254

	Nine Months ended
TDRs that Defaulted During the Period,	September 30, 2012		September 30, 2011
Within Twelve Months of Modification Date	Number of	Recorded Investment	Number of	Recorded Investment
(dollars in thousands)	Contracts	(as of period end)	Contracts	(as of period end)

Residential Real Estate	8	$1,088	9	$1,789
Lot Loans	3	326	12	1,514
Commercial Real Estate	2	879	4	7,070

Total TDRs	13	$2,293	25	$10,373

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

6.       Investments and Mortgage-Backed Securities

Investment securities consist of the following:

	September 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$20,446,275	$82,614	$—	$20,528,889
Farmer Mac	—	—	—	—
Municipal Bonds	2,288,222	43,895	—	2,332,117
	$22,734,497	$126,509	$—	$22,861,006

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$32,139,478	$505,954	$—	$32,645,432
Farmer Mac	5,000,000	14,350	—	5,014,350
Corporate Bonds	5,000,000	—	53,160	4,946,840
Municipal Bonds	2,291,578	38,985	—	2,330,563
	$44,431,056	$559,289	$53,160	$44,937,185

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

Mortgage-backed securities consisted of the following:

	September 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
GNMA certificates	$8,292,852	$77,570	$—	$8,370,422
Private label collaterized mortgage obligations	6,994,295	138,982	10,156	7,123,121
FHLMC pass-through certificates	28,546,644	1,144,745	—	29,691,389
FNMA pass-through certificates	25,015,720	799,634	—	25,815,354
Other pass-through certificates	10,110,012	725,802	—	10,835,814
	$78,959,523	$2,886,733	$10,156	$81,836,100

Weighted average interest rate	3.57%

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
GNMA certificates	$7,126,518	$226,129	$—	$7,352,647
Private label collaterized mortgage obligations	17,026,220	17,241	684,135	16,359,326
FHLMC pass-through certificates	27,928,332	530,987	—	28,459,319
FNMA pass-through certificates	20,036,967	443,052	—	20,480,019
Other pass-through certificates	7,634,231	522,715	—	8,156,946
	$79,752,268	$1,740,124	$684,135	$80,808,257

Weighted average interest rate	4.08%

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

Gross unrealized losses and fair value by length of time that the individual available-for-sale investment and mortgage-backed securities have been in a continuous unrealized loss position is as follows:

	September 30, 2012		December 31, 2011
		Continuous		Continuous
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Less than 12 months
Other pass-through certificates	$—	$—	$—	$—
Private label collaterized mortgage obligations	—	—	—	—
More than 12 months
Private label collaterized mortgage obligations	1,639,125	10,156	16,055,478	684,135

Total	$1,639,125	$10,156	$16,055,478	$684,135

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

We believe that the unrealized losses, included in the table above, are temporary.  The unrealized losses are driven by market illiquidity causing price deterioration.  Because our intention is not to sell the MBS and it is not more likely than not that we will be required to sell the MBS before recovery of their amortized cost bases, which may be maturity, as such, management does not consider these MBS to be other-than-temporarily impaired at September 30, 2012.

There are four remaining non-agency MBS that have been rated less than investment grade by at least one rating agency.  The remaining portfolio is U.S. Government securities.  We continue to aggressively monitor the performance of these securities and the underlying collateral.

Proceeds from the sales and calls of investment securities were as follows for the nine months ending September 30, 2012:

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	September 30, 2012
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales

FHLB - Agency Callable - Called	$28,546,257	$28,550,000	$3,743
Farmer Mac - Agency Callable - Called	5,000,000	5,000,000	—
FHLB - Agency Callable - Sold	2,597,652	2,801,737	204,085
Corporate Bonds	5,000,000	5,202,500	202,500
	$41,143,909	$41,554,237	$410,328

Proceeds from the sales and calls of investment securities were as follows for the nine months ending September 30, 2011:

	September 30, 2011
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales

FNMA - Agency Callable	$14,986,777	$15,057,812	$71,035
FHLB - Agency Callable	4,995,134	5,065,626	70,492
	$19,981,911	$20,123,438	$141,527

Proceeds from the sale of mortgage-backed securities were as follows for the nine months ending September 30, 2012:

	September 30, 2012
			Gross Realized
	Carrying		Loss
	Value	Proceeds	on sales

GNMA certificates	$339,651	356,374	$16,723
Private-labeled collaterized	5,849,262	5,382,319	(466,943)
Other pass through certificates	5,173,499	5,088,134	(85,365)
	$11,362,412	$10,826,827	$(535,585)

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

Proceeds from the sale of mortgage-backed securities were as follows for the nine months ending September 30, 2011:

	September 30, 2011
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales

FNMA -available for sale	$3,256,987	$3,475,190	218,203
FHLMC - available for sale	7,715,995	7,898,844	182,849

	$10,972,982	$11,374,034	$401,052

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

8.                  Subsequent Event

On September 10, 2012, WSB and Old Line Bancshares, Inc., the parent company of Old Line Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Old Line Bancshares will acquire WSB for consideration of approximately $48.7 million in stock and cash, or $6.09 per share, subject to possible adjustment.  The Merger Agreement, which has been approved by the Boards of Directors of both companies, provides that WSB will be merged with and into Old Line Bancshares (the “Merger”).  The Bank will be merged with and into Old Line Bank immediately following consummation of the Merger.

Consummation of the Merger is subject to certain conditions, including, among others, the approval of the Merger Agreement by the stockholders of Old Line Bancshares and WSB and the receipt of required regulatory approvals.  In addition, a lawsuit has been filed against WSB and its directors and against Old Line Bancshares that seeks to enjoin the Merger.  Please see “Part I. Legal Proceedings” in Part II of this report.

Please refer to our Current Report on Form 8-K filed September 11, 2012 for further information and details relating to the Merger Agreement.  Please refer to our Current Report on Form 8-K filed October 26, 2012 for further information relating to the lawsuit.

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

We operate a general commercial banking business, attracting deposit customers from the general public and using such funds, together with other borrowed funds, to make loans, with an emphasis currently on residential mortgage lending.  Our results of operations are primarily determined by the difference between the interest income and fees earned on loans, investments and other interest-earning assets and the interest expense paid on deposits and other interest-bearing liabilities. The difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities is known as net interest-rate spread.  Our principal expense generally is the interest we pay on deposits and other borrowings.  The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is referred to as net interest income.  Net interest income is significantly affected by general economic conditions and by policies of state and federal regulatory authorities and the monetary policies of the Board of Governors of the Federal Reserve (the “Federal Reserve”). Our net income is also affected by the level of our non-interest income, including loan-related fees, deposit-based fees, rental income, operations of our service corporation subsidiary, gain on sale of real estate acquired in settlement of loans, gain on the sale of investment securities and gain on sale of loans, as well as our non-interest and tax expenses.

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

Recent Developments

Entry into a Material Definitive Agreement

On September 10, 2012, WSB and Old Line Bancshares, Inc., the parent company of Old Line Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Old Line Bancshares will acquire WSB for consideration of approximately $48.7 million in stock and cash, or $6.09 per share, subject to possible adjustment.  The Merger Agreement, which has been approved by the Boards of Directors of both companies, provides that WSB will be merged with and into Old Line Bancshares (the “Merger”).  The Bank will be merged with and into Old Line Bank immediately following consummation of the Merger.

Consummation of the Merger is subject to certain conditions, including, among others, the approval of the Merger Agreement by the stockholders of Old Line Bancshares and WSB and the receipt of required regulatory approvals.  In addition, a lawsuit has been filed against WSB and its directors and against Old Line Bancshares that seeks to enjoin the Merger.  Please see “Part I. Legal Proceedings” in Part II of this report.

Please refer to our Current Report on Form 8-K filed September 11, 2012 for further information and details relating to the Merger Agreement.  Please refer to our Current Report on Form 8-K filed October 26, 2012 for further information relating to the lawsuit.

Regulatory Developments

On June 3, 2011, WSB and the Bank each entered into separate Supervisory Agreements (the “Agreements”) with the Office of Thrift Supervision (the “OTS”), their primary banking regulator on such date.  Pursuant to regulatory changes instituted by the Dodd-Frank Act, WSB is now regulated by the Federal Reserve and the Bank is now regulated by the Office of the Comptroller of the Currency (the “OCC”).

The Agreements, which are formal enforcement actions initiated by the OTS, require WSB and the Bank to take certain measures to improve their safety and soundness and maintain ongoing compliance with applicable laws.  During the course of a routine review at the Bank by the OTS, examiners identified certain supervisory issues, primarily related to our classified assets.  The Agreements formalized the current understandings of both the Company and the OTS and the Federal Reserve of the actions that WSB, the Bank and their Boards of Directors must undertake to address the issues identified therein.  Each Agreement will remain in effect until terminated, modified or suspended by the Federal Reserve or OCC, as applicable.

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses.  Information concerning this policy is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).  There were no significant changes in this accounting policy during the nine months ending September 30, 2012.

Consolidated Results of Operations

Net loss for the three months ended September 30, 2012 was $4,000, or $0.00 per basic and diluted share, compared to net income of $410,000 or $0.05 per basic share and diluted share for the same three month period last year.  Net earnings for the nine months ended September 30, 2012 was $448,000, or $0.06 per basic and diluted share, compared to net earnings of $966,000, or $0.12 per basic and diluted share for the corresponding 2011 period.  Net income for the three and nine month periods ended September 30, 2012, represent decreases $414,000, or 101%, and $518,000, or 54%, respectively, over the same periods last year.

The decrease in net earnings for the three month period is primarily the result of a $462,000 decrease in net interest income, a $232,000 decrease in non-interest income and an increase of $211,000 in non-interest expenses as compared to the same three month period last year.  The decrease in net interest income is primarily the result of the reduction of our loan portfolio classified as held for investment due to loan payoffs.  The primary reason for the decrease in non-interest income during the three month period is a decrease in the gain on sale of investment securities available for sale.  The increase in non-interest expense for the three month period is primarily the result of increases of $97,000 in the provision for losses on real estate acquired in settlement of loans, $86,000 in salaries and benefits and $61,000 in professional fees. The decrease in net earnings for the nine month period is primarily the result of a $901,000 decrease in net interest income and a $288,000 decrease in non-interest income, partially offset by a decrease of $107,000 in non-interest expenses.  The decrease in net interest income is primarily the result of the reduction of our loan portfolio classified as held for investment due to loan payoffs that occurred during the nine month period ending September 30, 2012 as well as a decrease in the yield on the portfolio.  The decrease in non-interest income is the result of a loss on the sale of investment securities for the period ending September 30, 2012 as compared to a gain on the sale of investments for the same nine month period last year, partially offset by increases in most other components of non-interest income.  The decrease in non-interest expenses is primarily the result of decreases in FDIC premiums and salaries and benefits.  As we continue to experience low loan demand there has been a decrease in our total loans held-for-investments portfolio which has contributed to our interest income decreasing by 15% and 10%, respectively, for the three and nine months ended September 30, 2012. Also, during the nine month period ending September 30, 2012, interest income decreased as a result of a decrease in both the balance and yield in our loan portfolio classified as held for sale, offsetting the decrease in interest expense, primarily as a result of the continued efforts to reduce our higher cost liabilities, offsetting the decrease in interest expense.

Interest Income/Expense

Total interest income decreased $753,000, or 16.4%, and $1.8 million, or 13.3%, respectively, for the three and nine month periods ending September 30, 2012, compared to the corresponding periods last year, due primarily to a decrease in both the average volume and average yield on interest-earning assets.

The nine month average balance of interest-earning assets decreased to $338.5 million for the nine months ending September 30, 2012 from $361.6 million for the nine months ending September 30, 2011, due primarily to a decrease in loans held for investment and investment securities, offsetting an increase in MBS.  The decrease in loans held-for-investment is primarily the result principal paydowns. The decrease in investment securities is the result of approximately $33.5 million called agency securities, the sale of a $2.5 million agency security and the sale of $5.0 million of corporate bonds offset by $10.0 million in purchases of callable agencies.  The increase in MBS is the result of purchases of MBS, partially offset by the sale of other MBS. The short-term investment securities that were called and sold during the nine month period were reinvested in mortgage-backed securities to increase the yield spread.  In accordance with the Merger Agreement, WSB is repositioning a portion of its investment portfolio by selling existing securities that may result in an adjustment to the total consideration to be paid in the Merger, based on adjustments relating to the value of our investment portfolio as set forth in the Merger Agreement, if such securities remain in our portfolio, as well as purchasing new securities with Old Line Bancshares’ consent.  We expect to continue to reposition the investment portfolio in order to attempt to minimize any potential adjustment to the total consideration paid to WSB’s stockholders upon closing of the Merger.

The average yield on our interest-earning assets decreased to 4.74% during the nine months ended September 30, 2012 from 5.12% during the same period in 2011.  The decrease is primarily the result of lower interest rates on interest earnings assets including our loans held for investment, MBS and investment securities compared to the same period last year due to a lower interest rate environment.  In addition, our troubled debt restructured loans increased by approximately $6.9 million from September 30, 2011 to September 30 2012, and such loans had significantly lower interest rates after such restructuring, which also negatively impacted the yield on our interest-earning assets in the 2012 period.

Total interest expense decreased $291,000, or 20.2%, and $938,000, or 20.4%, respectively, for the three and nine month periods ended September 30, 2012, compared to the same periods in the prior year.  The decrease was attributable to a decrease in both the average balance, resulting primarily from the maturities of approximately $5.0 million in our brokered certificate of deposits since September 30, 2011, and the average interest rate on our interest-bearing liabilities.  For the nine month period ended September 30, 2012, our average interest-bearing liabilities were $307.6 million with an average rate of 1.59%, compared to $333.6 million with an average rate of 1.85% for the corresponding period last year.

Net interest income decreased $462,000, or 14.6%, and $901,000, or 9.7%, respectively, for the three and nine month periods ended September 30, 2012, compared to the same periods in the prior year.  Due to a lower average yield on our interest earning assets and a lower average yield on our cost of interest-bearing liabilities,  our net interest rate spread decreased to 3.15% for the nine month period ended September 30, 2012 from 3.27% for the same period in the prior year. The ratio of our interest-earning assets to interest-bearing liabilities increased to 110.04% at September 30, 2012 from 108.41% at September 30, 2011.

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

The allowance for loans losses is very subjective in nature, relying significantly on historical loss experience, collateral valuations available to management on specific loans, and economic conditions.  The challenges caused by the recent recession and continuing high unemployment levels and uncertain real estate valuations have resulted in the Bank currently applying a loss history look back period for the allowance for loan losses of 12 months, which is shorter than the period the Bank had used historically.  We continue to be mindful of the continued problems within the economy and its impact on our loan portfolio as well as the inherent risk within the portfolio, and management will make adjustments to the allowance and loan loss provision as necessary.  Based on our review, no provision was necessary for either the three or nine month periods ending September 30, 2012.

During the nine months ended September 30, 2012, the allowance decreased by $2.8 million or 45.3%, to $3.4 million at September 30, 2012 from $6.1 million at December 31, 2011, as a result of net charge-offs of approximately $2.8 million during the nine months ending September 30, 2012. At September 30, 2012, the allowance was 1.79% of total loans held-for-investment, compared to 2.90% of total loans held-for-investment at December 31, 2011.

The change in the allowance was primarily due to the fact that the risk profile of our loan portfolio has improved as well as the reduction of our loan portfolio balance classified as held-for-investment, particularly our commercial secured by real estate loans.  However, $2.6 million in charge-offs were related to eliminating the specific reserve on our collateral dependent loans in 2012 based on OCC guidance newly applicable to us compared to the specific reserve balances that existed at December 31, 2011.

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

We experienced an increase in charge-offs in our loan portfolio during the nine month period ending September 30, 2012 compared to the same period last year.  During the nine months ending September 30, 2012 we recorded loan charge-offs of $2.8 million and recoveries of previous charged-off loans of approximately $61,000 compared to net charge-offs of $2.7 million for the corresponding nine month period last year.

Assets subject to our Loan Committee review include loans which meet our criteria for classification as sub-standard due to collateral deficiencies that may reflect inherent losses.  Based on the review of the individual loans involved, management estimates inherent losses. We continue to assess the allowance as new and relevant data is obtained.

We believe that the allowance reflects our best estimate of the probable inherent losses existing in our $186.8 million (net of deferred loan fees) loans-held for investment portfolio as of September 30, 2012.  The $10.7 million loan held-for-sale portfolio has been committed to be purchased by investors at September 30, 2012 and will be settled subsequent to that date.

We have developed a comprehensive review process to monitor the adequacy of the allowance.  The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies and relies on relevant observable data.  The observable data considered in the determination of the allowance is modified as more relevant data becomes available.  The results of this review process support management’s view that the allowance reflects probable losses within the loan portfolio as of September 30, 2012.

Changes in the estimation valuations may take place based on the status of the economy and the estimate of the value of the property securing loans, and as a result, the allowance may increase or decrease.  Future adjustments could substantially affect the amount of the allowance.

We believe our evaluation as to the adequacy of the allowance as of September 30, 2012 is appropriate, and caution the reader that the provisioning for the nine month period is not necessarily indicative of future provisioning.  Subjective judgment is significant in the determination of the provision and allowance, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans. The establishment of allowance factors is a continuing exercise, based on management’s assessment of the factors and their impact on the portfolio, and that allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and/or charge-off is normal and to be expected.

We review on a monthly basis the adequacy of the allowance, and make provisions accordingly to meet the deemed losses within the portfolio.  Based on this review, as noted above, no provision was deemed necessary for the three and nine month periods ending September 30, 2012.  For a better understanding and a more complete description of the allowance and the evaluation process, refer to the 2011 Form 10-K.

The following table shows charge-offs and recoveries in the allowance during the three and nine month periods ending September 30, 2012 and 2011. In addition, we believe there are additional, unidentified, probable losses within the portfolio, which may be reflected as charge-offs against the allowance in future quarters as these losses manifest themselves and loan collection efforts continue.

	2012			2011
	3rd Qtr	2nd Qtr	1st Qtr	3rd Qtr	2nd Qtr	1st Qtr
Provision for loan losses	0	$0	$0	$100,000	$100,000	$0

Loan charge-offs
single family	$66,072	$158,692	$610,954	$299,555	$—	$426,710
construction	—	—	—	—	—	—
commercial, land and other	170,575	92,466	1,735,782	199,433	1,741,128	39,395
	236,647	251,158	2,346,736	498,988	1,741,128	466,105
Loan recoveries
single family	2,810	9,562	1,195	4,327	5,071	7,755
construction	—	—	—	5,021	—	—
commercial, land and other	34,896	1,650	10,942	3,242	941	0
Net Charge-offs	$198,941	$239,946	$2,334,599	$486,398	$1,735,116	$458,350

Allowance for loan losses at period end	$3,350,630	$3,549,571	$3,789,517	$7,739,928	$8,126,326	$9,761,442
Total loans held for investment at at period end (1)	$186,764,390	189,817,953	$199,270,866	$219,663,498	$226,637,073	$235,551,909
Allowance to total loans held for investment at period end	1.79%	1.87%	1.90%	3.52%	3.59%	4.14%

(1) net of deferred loan fees

The fair value of impaired loans may be estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2012, all of the impaired loans were evaluated based upon the fair value of the collateral and/or discounted cash flows. Management’s analysis of our impaired loans represents a level of reserves of approximately $1.1 million for the period ending September 30, 2012 compared to approximately $2.9 million at December 31, 2011.

Our policy is to charge off all or that portion of our investment in an impaired loan upon a determination that it is probable the full amount will not be collected.  At September 30, 2012, total impaired loans were $33.8 million, or 18.11% of total loans held for investment, compared to $31.3 million, or 14.82% of total loans held-for-investment, at December 31, 2011.  Non-performing loans consisted of $14.3 million that were non-accrual loans at September 30, 2012 and approximately $22.8 million of troubled debt restructured loans, which included $3.3 million in non-accrual status.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

The following table sets forth information as to non-accrual loans. We generally discontinue the accrual of interest on loans after a delinquency of more than four monthly payments, or when, in the opinion of management, the complete recovery of principal and interest is unlikely, at which time all previously accrued but uncollected interest is reversed from income.

	At Sepember 30,	At December 31,
	2012	2011
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single family	$5,108	$4,436
Land	4,118	1,944
Construction	—	—

Non-mortgage loans:
Consumer	7	—
Commercial	5,109	6,459
Non-residential	—	—
Total non-accrual loans	14,342	12,839

Foreclosed real estate	4,906	4,821

Total non-performing assets	$19,248	$17,660

Total non-performing loans to total loans held-for-investment	7.68%	6.07%

Allowance for loan losses to total non-performing loans	23.36%	47.70%

Total non-performing loans to total assets	3.84%	3.33%

Total non-performing assets to total assets	5.16%	4.59%

A troubled debt restructuring (“TDR”) means that, due to a borrower’s current financial difficulties, we have granted a concession to the borrower that we would not otherwise have considered.  We do this when we believe the borrower may default on the loan without such concession and we believe the concession will increase the borrower’s ability to remain current on the loan, in order to maximize recovery of our investment. The majority of our TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), lowering of the interest rate and/or extending the maturity date of the loan.  All TDRs are reported as “impaired” but not reported as non-performing loans unless the restructured loans are more than 90 days delinquent or on non-accrual status.  As of September 30, 2012, we had $22.8 million in TDRs, of which $3.3 million were on non-accrual status, compared to $18.5 million in TDRs, of which $1.9 million were on non-accrual status, as of December 31, 2011.

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

Non-Interest Income

Total non-interest income decreased $232,000, or 22.9%, and $288,000, or 9.8%, respectively, for the three and nine month periods ended September 30, 2012, compared to the same periods in the prior year.  The decrease for the three month period is primarily attributable to a $416,000 decrease in the gain on the sale of investment securities available for sale, partially offset by increases of $69,000 in rental income, $69,000 on the gain on sale of loans sold in the secondary market and $41,000 in loan related fees. The decrease in the nine month period was also the result of a decrease in our gain on the sale of investment securities available for sale, partially offset by increases in the gain on the sale of real estate acquired in settlement of loans and rental income.

The gain on the sale of real estate acquired in settlement of loans for the nine month period ending September 30, 2012 is the result of the sale of nine properties for a net gain of $164,000 compared to a net gain of $46,000 on the sale of eight properties during the same period last year.  In the current economic environment, property values have a material effect on our ability to sell these properties.  Management may determine it is in our best interests to sell the properties at a lower price than the value we had assigned to them as real estate owned in settlement of loans in order to avoid the ongoing expense associated with maintaining these properties in our portfolio, including maintenance, costs and property taxes, and with selling the properties at a later date.

Rental income for the three and nine month periods ending September 30, 2012 increased as a result of rental agreements with new tenants to lease available space at WSB’s corporate headquarters located in Bowie, MD.

Gain on the sale of loans increased $69,000 and $62,000, respectively, for the three and nine month periods ending September 30, 2012, compared to the same periods last year.  The increases are the result of an increase in the dollar amount of premiums associated with the loans sold in the secondary market.  The number of loans originated in the secondary market was generally flat, with 295 loans sold during the nine months ending September 30, 2012 as compared to 292 during the same nine months last year.   Premiums recognized as gains depends largely on market rates and will fluctuate based on the market.  Our ability to realize gains in future periods will depend largely on interest rates and the demand for mortgage loans.

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

As discussed above, we have been repositioning a portion of our investment portfolio by selling existing securities in order to reduce the potential for adjustments to the total consideration that will be paid in the Merger, as well as purchasing new securities with Old Line Bancshares’ consent.

Loss on the sale of investment securities for the three month period ending September 30, 2012, was approximately $288,000 pretax, $174,000 net of tax, compared to a gain of $128,000 pretax, $78,000 net of tax during the same three month period last year.  The gross realized loss for the three month period ending September 30, 2012 was due to sales and calls of approximately $1.1 million in sales of agency callable, $5.0 million in corporate bonds, $10.0 million in called agencies, and $10.3 million in MBS. The gross realized loss for the nine month period ending September 30, 2012, was $125,000 pretax, $76,000 net of tax was due to the sales and calls of approximately $2.8 million in sales of agency callable, $5.0 million in corporate bonds, $34.0 million in called agencies, and $11.4 million in MBS. These investment calls and sales resulted in a gross realized gain of $410,000, offset by the MBS sales resulting in a gross realized loss of $535,000 pretax, or $324,000 net of tax, compared to a gain of $543,000 pretax, or $329,000 net of tax, during the same nine month period last year. We sold these MBS because we believe that these MBS may have resulted in downward adjustments in the total consideration to be paid to WSB’s stockholders in the Merger had such MBS remained in our portfolio on the effective date of the Merger.  The 2011 gain was due to the opportunity to sell and receive a premium on MBS then held in our portfolio.  We expect to continue to reposition the investment portfolio in order to attempt to minimize any potential adjustment to the total consideration to be paid upon closing of the Merger.

Non-Interest Expenses

Non-interest expenses increased $211,000 or 6.3% and decreased $107,000, or 1.0%, respectively, for the three and nine month periods ending September 30, 2012, as compared to the corresponding prior year periods.

The increase in non-interest expenses for the three month period was primarily due to increases of $97,000 in the provision for losses on real estate acquired in settlement of loans, $86,000 in salaries and benefits and $62,000 in professional services, partially offset by decreases of $23,000 in other expenses, $19,000 in FDIC premiums and $15,000 in advertising expenses.  The decrease in non-interest expenses for the nine month period was primarily the result of decreases of $145,000 in FDIC insurance premium, offsetting a $105,000 increase in the provision for losses on real estate acquired in settlement of loans.

We recognized an expense of $99,000 and $189,000, respectively, for the three and nine month periods ending September 30, 2012 for the provision for losses on real estate acquired in settlement of loans as compared to $1,000 and $84,000, respectively, for the corresponding periods last year.  We continue to obtain updated appraisals and/or evaluations on the properties that have been classified as real estate owned, which resulted in additional write downs of certain properties as a result of continuing declines in real estate prices.

The increase in salaries and benefits during the three month period is the result of increased employee benefits expenses as compared with the same period last year.  Benefit costs increased due to higher medical and life insurance premiums.   The decrease in salaries and benefits during the nine month period is primarily associated with the lower premiums received on the loans sold in the secondary market.

The increase in professional services during the three month period is primarily associated with additional legal and investment banker fees associated with the Merger Agreement and pending Merger. Professional services decreased $19,000 during the nine month period, primarily as a result of reduced legal expenses associated with litigation during 2011 on two of our loans that was resolved in June 2012.  We expect that these fees will remain elevated as we work toward stockholder and regulatory approval of the Merger, which we expect to be completed in the second or third quarter of 2013.

The decreases in deposit insurance premiums during the three and nine month periods ended September 30, 2012 is primarily the result of an overall decrease in FDIC assessment rates as a result of changes to the FDIC assessment calculation.

The decrease in other expenses during the nine month period is primarily the result a reduction of foreclosure expenses.

Income Taxes

Although we generally provide for income taxes at substantially equivalent statutory rates, the tax effects of certain operations have caused variances in our overall effective tax rates from period to period.  A tax benefit of $75,000 was recorded for the three months ended September 30, 2012, compared to a tax expense of $316,000 for the three months ended September 30, 2011.  A tax expense of $140,000 was recorded for the nine month period ending September 30, 2012, compared to a tax expense of $503,000 for the nine months ended September 30, 2011.  The tax expense for the periods ending September 30, 2012 includes an exclusion of income for the bank owned life insurance and state income tax benefit attributable to our investment portfolio which consists of U.S. Agencies.  The effective tax rates were 23.8% and 34.3% for the respective nine month periods ended September 30, 2012 and 2011.

Liquidity and Capital Resources

Total assets were $373.3 million and $385.0 million at September 30, 2012 and December 31, 2011, respectively. The decrease in assets at September 30, 2012, compared to December 31, 2011, was primarily attributable to decreases in loans held for investment and investment securities, partially offset by an increase in total cash and cash equivalents.  Loans classified as held for investment decreased as we experienced principal pay-downs associated with these loans.  Some of these funds received from these pay-downs were used to purchase MBS available for sale.

Deposits were $247.3 million at September 30, 2012, compared to $245.1 million at December 31, 2011.  The increase in deposits at September 30, 2012, compared to December 31, 2011, was primarily due to an increase in our savings accounts, primarily money market accounts, offsetting a decrease in our brokered deposits.  During this period, our rates on money fund accounts were slightly higher than the Bank’s competitors, resulting in an increase in our core deposits.  As previously reported, we exercised our intention to renew the broker deposits that matured during the fourth quarter of 2011 and first quarter of 2012. Approximately $14.0 million of our certificate of deposits (“CDs”) classified as broker deposits matured, approximately $11.0 of which were renewed, during the nine months ended September 30, 2012.  Management anticipates continuing to utilize excess funding liquidity to offset a runoff of higher cost CDs which were previously originated to fund loan production.

Borrowings at September 30, 2012 and December 31, 2011 are as follows:

	September 30,	Weighted	December 31,	Weighted
	2012	Avg Rate	2011	Avg Rate

FHLB-advances -fixed	$68,000,000	2.82%	$76,000,000	2.64%
FHLB - Daily rate credit	—	0.00%	8,000,000	0.36%
	$68,000,000		$84,000,000

Total borrowings are $68.0 million as of September 30, 2012.  We maintain funding activities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion.  To the extent we do not or cannot use FHLB borrowings, we would expect to rely on alternative funding sources, including our deposit base and correspondent bank lines of credit.  Our remaining credit availability for additional FHLB advances at September 30, 2012 is $43.9 million. We currently have unused lines of credit with our correspondent banks in the amount of $7.0 million.

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

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital.  The Bank’s regulatory capital and regulatory assets below also reflect decreases of $1.8 million and $3.0 million, respectively, which represents unrealized gains (after-tax for capital deductions and pre-tax for asset deductions, respectively) on MBS and investment securities classified as available for sale.  In addition, the Bank’s risk-based capital reflects an increase of $2.5 million in the general loan loss reserve during the nine months ended September 30, 2012.  The loan loss reserve factor represents 1.25% of the Bank’s risk-weighted assets.  The following table shows regulatory thrift capital ratios required, the Bank’s actual ratios, and the amount by which the Bank’s ratios exceed required capital ratios, as of September 30, 2012.

Capital Category	Regulatory Ratios Required	Bank’s Amount and Ratio	Bank’s Excess of Requirements	Calculations	Based Upon
Leverage	$14,529,933	$44,617,641	$30,087,708	$44,617,641	Regulatory Capital
	4.00%	12.28%	8.28%	$363,248,324	Regulatory Assets

Tangible	$5,448,725	$44,617,641	$39,168,916	$44,617,641	Regulatory Capital
	1.50%	12.28%	10.78%	$363,248,324	Regulatory Assets

Risk-Based	$15,861,274	$46,766,837	$30,905,563	$46,766,837	Regulatory Capital
	8.00%	23.59%	15.59%	$198,265,920	Risk-Weighted Assets

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

The Qualified Thrift Lender Test currently requires that “qualified thrift investments” be at least 65% of portfolio assets as defined by the OCC.  At September 30, 2012, our ratio was approximately 85% of defined portfolio assets.

Off-Balance Sheet Transactions

We are a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated Statement of Financial Condition.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Commitments to originate new loans	$5,644,672
Unfunded commitments to extend credit under existing construction, equity line and commercial lines of credit	11,955,304
Standby letters of credit	147,238
Commitments to sell loans held-for-sale	10,687,979

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

Information Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. The statements presented herein with respect to, among other things, our anticipated merger with Old Line Bancshares and the anticipated timing of the Merger, our intensions with respect to our investment portfolio, our expectations regarding diversifying our loan portfolio when our nonresidential loan demand picks up, the impact of future potential economic conditions, on us, the allowance for loan losses and the adequacy thereof, increased professional services fees while the Merger is pending, the impact of pending legal proceedings, our anticipated use of excess funding liquidity, the Bank’s continuing to meet its capital requirements and future sources of liquidity are forward-looking.

Forward-looking statements are based on our current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions and assumptions and results may ultimately vary from the statements made in this report.  Our future results and prospects may be dependent upon a number of factors that could cause our performance to differ from the performance anticipated or projected in these forward-looking statements or to compare unfavorably to prior periods.  Among these factors are: (a) the risk that necessary stockholder and regulatory approval for the Merger will not be obtained; (b) the risk that the pending lawsuit regarding the Merger will delay or preclude the Merger; (c) changes we make as a result of our ongoing review of our business and operations; (d) implementation of changes in lending practices and lending operations; (e) changes made as a result of the Board of Directors’ ongoing review of our capital management plan; (f) changes in accounting principles; (g) government legislation and regulation, including regulations adopted pursuant to the Dodd-Frank  Act; (h) changes in interests rates; (i) further deterioration of economic conditions or a slowing recovery; (j) credit or other risks of lending activity, such as changes in real estate values and changes in the quality or composition of our loan portfolio; (k) the impact of any legal or regulatory proceedings; and (l) other expectations, assessments and risks that are specifically mentioned in this report and in such other reports filed with the Securities and Exchange Commission. You should also note that, except with respect to forward-looking statements that specifically relate to the Merger, such forward-looking statements describe our current intensions and strategy without regard to the anticipated consummation of the Merger.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2012.

During the period covered by this report, there were no changes (including corrective actions with regard to significant or material weaknesses) in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.  Legal Proceedings

On September 27, 2012, a complaint was filed by Rosalie Jones, both individually and on behalf of a putative class of WSB’s stockholders, in the Circuit Court for Prince George’s County, Maryland, against WSB and its Directors and Old Line Bancshares.  The complaint seeks to enjoin the Merger and alleges, among other things, that the members of WSB’s Board of Directors breached their fiduciary duties by agreeing to sell WSB for inadequate and unfair consideration and pursuant to an unfair process.  We have not yet responded to the complaint, but intend to vigorously defend this lawsuit.  Please refer to our Current Report on Form 8-K filed October 26, 2012 for further information relating to the lawsuit.

In addition, from time to time we may be involved in ordinary routine litigation incidental to our business.  At September 30, 2012, we were not involved in any legal proceedings, other than that discussed above, the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.      Risk Factors

There have been no other material changes in the risk factors from those disclosed in Item 1A “Risk Factors” in our 2011 Form 10-K.

Item 6.  Exhibits

2.1                             Agreement and Plan of Merger, dated as of September 10, 2012, by and between Old Line Bancshares, Inc. and WSB Holdings, Inc. (Incorporated by reference from WSB’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2012).

31.1                      Rule 13a-14(a) Certification of Principal Executive Officer (Filed herewith).

31.2                      Rule 13a-14(a) Certification of Principal Financial Officer (Filed herewith).

32.1                      Section 1350 Certification of Principal Executive Officer and Principal Financial Officer (Furnished herewith).

101                         The following materials from WSB Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text - (Furnished herewith).*

*Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSB HOLDINGS, INC.

By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

By:	/s/ Carol A. Ramey
Carol A. Ramey
Senior Vice President and Chief Financial Officer

Date:    November 9, 2012