Form 10-K
period 2012-12-31
WSB Holdings Inc
filed 2013-03-14
CIK 1415022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $11,135,550 as of June 30, 2012.

Number of shares of Common Stock outstanding on February 15, 2013, was 8,016,607.

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

We have five savings branches in Maryland. They are located in Bowie, Waldorf, Crofton, Millersville and Odenton, all of which are adjacent to the Baltimore-Washington corridor. Also located in our corporate headquarters are our commercial lending group and our retail mortgage group.  Our retail mortgage group also has offices in Northern Virginia, Catonsville and Annapolis, Maryland.

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

Recent Developments

On September 10, 2012, WSB and Old Line Bancshares, Inc., the parent company of Old Line Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Old Line Bancshares will acquire WSB for consideration of approximately $48.7 million in stock and cash, or $6.12 per share, subject to possible adjustment.  The Merger Agreement, which has been approved by the Boards of Directors of both companies, provides that WSB will be merged with and into Old Line Bancshares.  The Bank will be merged with and into Old Line Bank immediately following consummation of the merger.

Consummation of the merger is subject to certain conditions, including, among others, the approval of the Merger Agreement by the stockholders of Old Line Bancshares and WSB and the receipt of required regulatory approvals; we received Federal Reserve Board approval and OCC non-objection as of February 6, 2013, and we received the required Maryland Commissioner approval as of March 4, 2013.  Therefore, all required regulatory approvals with respect to the Merger have now been received.  WSB and Old Line Bancshares have each scheduled a special meeting of their stockholders on April 15, 2013, for stockholders to vote to approve the merger agreement.  In addition, a lawsuit has been filed against WSB and its directors and against Old Line Bancshares that seeks to enjoin the merger.  Please see “Item 3. Legal Proceedings” in Part I of this report.

The Merger Agreement includes customary representations, warranties and covenants of the parties. The Merger Agreement contains termination rights of WSB and Old Line Bancshares and further provides that we will be required to pay Old Line Bancshares a termination fee of $1.75 million if the Merger Agreement is terminated under specified circumstances set forth therein.

We expect the merger to close on or about May 3, 2013.  For additional information regarding our pending merger with Old Line Bancshares, please see as our definitive proxy statement filed with the Securities and Exchange Commission on March 5, 2013.

You should keep in mind that discussions in this report that refer to WSB’s business, operations and risks in the future refer to WSB as a stand-alone entity up to the closing of the pending merger or if the merger does not close, and that these considerations will be different with respect to the combined company after the closing of the merger.

Market Area and Target Market

We consider our current primary market area to consist of the suburban Maryland (Baltimore/Washington, D.C. suburbs) counties of Prince George’s, Anne Arundel and Charles.  We generally target middle income individuals and small and middle income businesses.

Lending Activities

General. Lending by the Bank has historically focused on residential mortgage loans and construction loans on residential projects.  The following table sets forth information concerning our loan portfolio net of deferred fees at the dates indicated:

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
							(dollars in thousands)
Held for Sale:
Single-family	$17,844	9.05%	$10,245	4.62%	$24,170	9.36%	$8,304	3.22%	$5,787	2.34%

Held for Investment:
Permanent mortgage loans:
Single-family(1)	71,204	36.12%	81,407	36.73%	78,710	30.48%	82,773	32.14%	78,502	31.69%
Non-residential	30,046	15.24%	35,262	15.90%	41,203	15.96%	42,586	16.54%	9,527	3.85%
Land	6,089	3.09%	7,447	3.36%	11,696	4.53%	14,031	5.45%	17,395	7.02%
Construction loans:
Single-family	4,047	2.05%	3,969	1.79%	4,460	1.73%	5,403	2.10%	14,725	5.94%
Other property	282	0.14%	492	0.22%	1,756	0.68%	1,883	0.73%	3,913	1.58%
Other:
Consumer installment loans	250	0.13%	354	0.16%	334	0.13%	328	0.13%	196	0.08%
Account loans	167	0.08%	150	0.07%	206	0.08%	157	0.06%	169	0.07%
Commercial loans:
Commercial -secured by real estate	65,421	33.18%	80,134	36.14%	92,450	35.80%	99,131	38.49%	117,117	47.28%
Commercial	1,846	0.93%	2,263	1.01%	3,249	1.25%	2,944	1.14%	396	0.16%
	179,352	90.95%	211,478	95.38%	234,064	90.64%	249,236	96.78%	241,940	97.66%

Total loans receivable	$197,196	100.00%	$221,723	100.00%	$258,234	100.00%	$257,540	100.00%	$247,727	100.00%

(1) Includes $1.7 million, $1.9 million, $1.9 million, $1.2 million and $1.5 million of second mortgage loans at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

Contractual Maturities.  The following table reflects the approximate schedule of contractual principal repayments of the held-for-investment loan portfolio at December 31, 2012.  With respect to adjustable rate loans, the following table reflects the approximate schedule of contractual maturities:

Approximate Principal	Real estate Mortgage Loans		Real Estate Construction Loans		Consumer Installment and Account Loans		Commercial and Commercial Real Estate Loans
Repayments	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable
Contractually Due	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Total
	(dollars in thousands)

Within one year	$24,163	$—	$4,047	$—	$177	$—	$16,073	$—	$44,460
After one year through five years	20,802	—	282	—	189	—	24,807	—	46,080
After five years	60,920	1,453	—	—	52	—	25,341	1,046	88,812
Total	$105,885	$1,453	$4,329	$—	$418	$—	$66,221	$1,046	$179,352

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

	Real estate Mortgage Loans		Real Estate Construction Loans		Consumer Installment and Account Loans		Commercial and Commercial Real Estate Loans
Estimated	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable	Fixed	Adjustable
Prepayments	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Total
	(dollars in thousands)

Within one year	$21,469	$—	$4,047	$—	$177	$—	$16,073	$—	$41,766
After one year through five years	53,669	—	282	—	189	—	24,807	—	78,947
After five years	30,747	1,453	—	—	52	—	25,341	1,046	58,639
Total	$105,885	$1,453	$4,329	$—	$418	$—	$66,221	$1,046	$179,352

Origination, Purchase and Sale of Loans.  As a federal savings bank, the Bank has authority to originate and purchase loans secured by real estate located throughout the United States. Generally, we make loans in and around our market area, which primarily is the Baltimore-Washington corridor. Historically, we have not engaged in the purchasing of loans.

In addition to accepting loan requests from our customer base, we employ 16 mortgage loan originators compensated primarily on an incentive basis and two commercial loan originators compensated primarily on a salary basis.  The loan originators and other members of our management maintain contacts with local builders, developers and realtors, which provide us with additional potential customers.  The Bank also enhances its business contacts within the communities it serves by participating in local civic organizations.

The Bank originates residential loans for its portfolio and for sale in the secondary market.  Our general practice has been to sell loans on an individual basis to various lenders throughout the country, without retaining loan servicing rights (commonly referred to as “servicing released”).  In general, higher interest rate loans, such as commercial loans, second mortgages, construction loans, and construction/permanent loans, are held in the Bank’s portfolio, while conforming first mortgages are sold at or shortly after origination. During this period of slow demand in other areas of lending, we are focusing on increasing mortgage activity in order to reduce balance sheet risk and realize gains on the sale of loans in the secondary market.  Due to slow demand in commercial lending, our management has reduced our commercial business and commercial real estate lending department staff during the years ended December 31, 2010 and 2011.  This has resulted in a decrease in the portfolios of commercial business, commercial real estate, and residential land development loans to commercial borrowers.  We also use available funds to retain certain higher-yielding fixed rate residential mortgage loans in our portfolio in order to improve interest income.  During the past three fiscal years, we originated 1376 loans with a principal value of approximately $413.8 million.  The proceeds from loan sales are used to fund loans held for investment, mortgage-backed securities (“MBS”) and investment securities.  We also have approval to sell loans to Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), which enhances our ability to sell our mortgage loans and to convert pools of loans into marketable Ginnie Mae (“GNMA”), FNMA and FHLMC participation certificates.  See “Mortgage-Backed Securities.”

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

Under federal law, the aggregate amount of loans that we may make to any one borrower and related entities is generally limited to 15% of the Bank’s unimpaired capital and unimpaired surplus. Our general lending limit at December 31, 2012 was approximately $8.2 million.  We have not made any loans aggregated in excess of this limit.

Single-Family Residential Real Estate Lending.  At December 31, 2012, we had a total of $204.2 million in loans receivable and MBS. Loans secured by first or second mortgages on single-family properties, excluding construction loans, were $71.2 million or 34.89% of total loans receivable and MBS.  MBS were $24.8 million or 12.15% of total loans receivable and MBS.

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

Non-Residential Real Estate Lending.  We make permanent mortgage loans on various non-residential properties, including office buildings and warehouses.  Non-residential loans are made on properties located in or around our market area.  Non-residential real estate lending may entail significant additional risks as compared to single-family residential property lending. At December 31, 2012, non-residential real estate loans represented $30.0 million, or 14.72% of total loans receivable and MBS, and lot and land loans represented $6.1 million, or 2.98%, of our total loans receivable and MBS.

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

Acquisition, development and construction lending, while providing higher yields, may also have greater risks of loss than long-term residential mortgage loans on improved, owner-occupied properties.  At December 31, 2012, acquisition, development and construction loans represented $4.3 million, or 2.12%, of our total loans receivable and MBS.

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

Commercial Lending.  Federal laws and regulations permit thrift institutions to lend up to 20% of total assets in commercial loans on an unsecured basis or secured by collateral other than real estate, provided that amounts in excess of 10% of total assets may be used only for small business loans.  Prior to 2008, commercial lending was a minor component of our lending portfolio and operations.  Since 2008, we expanded this part of our lending business and continue to promote the origination of commercial and commercial real estate lending, but due to slow demand in commercial lending, our commercial portfolio has continued to decrease as a result of loan pay-downs, including by approximately $12.0 million during the year ended December 31, 2012.  We have, however, recently shifted our focus to increasing our mortgage banking activity, primarily loans sold in the secondary market, during this current period of slow demand for commercial lending.  At December 31, 2012, commercial loans represented $1.8 million, or 0.90%, of total loans receivable and MBS. Commercial loans secured by real estate represented $65.4 million, or 32.04%, of total loans receivable and MBS at December 31, 2012.  In addition, we have issued a limited number of standby letters of credit, generally to development loan customers in connection with development work financed by the Bank.

Consumer Lending.  Federal laws and regulations permit a federally chartered thrift institution to make secured and unsecured consumer loans in an aggregate amount up to 35% of the institution’s total assets.  The 35% limitation does not include home equity loans (loans secured by the equity in the borrower’s residence, but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposits.  We have not actively promoted these kinds of loans. Consumer loans, including loans secured by deposits, represented $417,000, or 0.20%, of total loans receivable and MBS at December 31, 2012.

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

The primary risk of holding these securities is the fluctuation of principal value corresponding to changes in interest rates. Although MBS do not alter the overall maturity of our assets as compared to holding a comparable portfolio of whole loans, they are more liquid than whole mortgage loans. At December 31, 2012, we had $24.8 million MBS in our portfolio. The following table sets forth the book value and estimated market value of the MBS portfolio at the dates indicated.

	December 31,
	2012	2011	2010
	(dollars in thousands)

Mortgage-backed securities:
Amortized cost	$23,425	$79,752	$58,961
Estimated fair value	$24,809	$80,808	$58,551

We sold $53.2 million MBS classified as available-for-sale during the year ending December 31, 2012 and experienced $189,000 pre-tax gain, or approximately $115,000 after tax gain, compared to $11.0 million MBS classified as available-for-sale, experiencing a $401,000 pre-tax gain in 2011, or approximately $243,000 after tax gain for the twelve months ending December 31, 2011. We sold the majority of these MBS during 2012 after entry into the Merger Agreement because we believe, based on the manner that the merger consideration will be calculated as provided in the Merger Agreement, that these MBS may have resulted in downward adjustments in the total consideration to be paid to WSB’s stockholders in the merger had such MBS remained in our portfolio on the effective date of the merger.  The 2011 gain was due to the opportunity to sell and receive a premium on MBS then held in our portfolio.  We expect to continue to reposition the investment portfolio in order to attempt to minimize any potential adjustment to the total consideration to be paid upon closing of the merger.

At December 31, 2012, we had no non-cash other-than-temporary impairment (“OTTI”) charges recognized in net earnings, related to available-for-sale investments as we sold the remaining non-agency private labeled MBS during the twelve month period ending December 31, 2012. For full explanation, please refer to Note 3 of the Notes to Consolidated Financial Statements.

Other Investment Activities

In addition to investment in MBS, excess short-term funds have over time been generally been invested in federal funds, agency callable paper, zero coupon bonds, a certificate of deposit (“CD”) and preferred trust coupon bonds.  Our portfolio of investment securities provides a source of liquidity when loan demand exceeds funding capability, provides funding for unexpected savings and CD withdrawals, provides funds for CD maturities, serves as a vehicle for interest rate risk management, and provides a source of income.  We are required to maintain certain liquidity ratios and generally do so by investing in securities that qualify as liquid assets under federal regulations. We are also required to hold FHLB stock in specified amounts and to maintain certain reserves with the Federal Reserve Bank of Richmond.  See “Business-Supervision and Regulation”.

The following table sets forth certain information regarding our investment securities (excluding MBS), at carrying value and other interest earning assets at the dates indicated.

	December 31,
	2012	2011	2010
	(dollars in thousands)

Other Investments:
Federal Home Loan Bank stock	$3,636	$4,504	$5,502
U.S. Government Agencies	59,118	37,660	19,784
Corporate Bonds	—	4,947	—
Municipal Bonds	—	2,331	2,327
Total Other Investments	$62,754	$49,442	$27,613

The following table sets forth our scheduled maturities on other investments:

Other Investments Scheduled Maturity Table as of December 31, 2012

	Up to		One to		Five to		More than		Total Investment
	One Year		Five Years		Ten years		Ten Years		Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

Other Investments:
U. S. Government Agencies	$—	—%	$5,425	0.86%	$48,675	1.29%	$5,018	3.17%	$59,118	1.41%
Total Other Investments	$—	—%	$5,425	0.86%	$48,675	1.29%	$5,018	3.17%	$59,118	1.41%

Prepayments and calls on the U.S. Government Agencies shorten the actual maturity. FHLB and Atlantic Central Bankers Bank stock has been excluded from this table as they have no stated maturity.

Approximately $43.5 million short term investments, callable agencies, were called during the twelve month period ending December 31, 2012.  Also, during the twelve month period ending December 31, 2012, we sold approximately $2.6 million in short term agencies, $5.0 million in corporate bonds and $2.3 million in municipal bonds.  We sold most of these investments to reposition the investment portfolio in order to attempt to minimize any potential adjustment to the total consideration to be paid upon closing of the merger.

Sources of Funds

General.  Deposits are the primary source of the Bank’s funds for use in lending and for other general business purposes.  In addition to deposits, we obtain funds from loan amortizations and prepayments and sales of loans, MBS and investment securities.  We maintain funding facilities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion. Management has begun investing excess cash liquidity in investment grade securities which offer a ready source of collateral for secured borrowings under existing credit facilities. Structured repurchase agreements (“repos”) are financial transactions in which an organization borrows money by selling securities and simultaneously agreeing to buy the securities back later at a higher price, and they function similarly to a secured loan with the securities serving as collateral.  At December 31, 2012, we had borrowings of $68.0 million in the form of advances from the FHLB of Atlanta.

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

The change in the mix of our deposits during 2012, as discussed further in the table below, reflects our emphasis to decrease our deposits by decreasing the rates offered on these products to continue our efforts to reduce interest expense.  We advertise for CDs from time to time generally when we have the need for deposits of specific maturities.  We have received deposits through brokers on an occasional basis in a manner consistent with federal regulations for our current funding obligations, however, we have consciously reduced our reliance on brokered deposits and have focused growth through the branches.

The following table shows the distribution of our deposits by type of deposit, including accrued interest, for the periods indicated.

	December 31,
	2012				2011				2010
	Amount	Percent	Average Balance	Weighted Average Interest Rate	Amount	Percent	Average Balance	Weighted Average Interest Rate	Amount	Percent	Average Balance	Weighted Average Interest Rate
	(dollars in thousands)
Savings accounts	$109,496	47.31%	$121,814	0.26%	$112,010	45.71%	$104,271	1.08%	$81,517	30.57%	$73,449	1.29%
NOW accounts - interest bearing	24,646	10.65	24,325	0.12	24,289	9.91	24,637	0.43	24,522	9.20	22,550	0.83
Checking accounts - non-interest bearing	6,668	2.88	7,053	—	5,256	2.14	5,490	—	6,512	2.44	8,361	—
Time deposits	90,622	39.17	97,837	1.46	103,496	42.24	129,034	1.95	154,030	57.79	158,638	2.07

Total deposits at end of period	$231,432	100.00%	$251,029	0.70%	$245,051	100.00%	$263,432	1.34%	$266,581	100.00%	$262,998	1.67%

Our deposits are insured by the FDIC.  The Bank’s deposits have FDIC insurance coverage of $250,000 per depositor.  The Dodd-Frank Wall Street Reform and Consumer Protection Act signed on July 21, 2010, made permanent the deposit insurance amount of $250,000.

The following table presents, by various interest rate categories, the amounts of time deposit accounts, excluding accrued interest payable of $7,254 at December 31, 2012, which will mature during the periods indicated.

					2017	Total
Time Deposit Accounts					and	Time
by Interest Rate	2013	2014	2015	2016	After	Deposits
	(dollars in thousands)
Balance $100,000 or less(1)
2.50% or less	$21,559	$4,823	$6,860	$12,318	$7,267	$52,827
2.51% to 4.50%	2,657	7,673	7,342	—	—	17,672
Total	$24,216	$12,496	$14,202	$12,318	$7,267	$70,499

Balance greater than $100,000
2.50% or less	$9,879	$1,147	$1,235	$678	$1,459	$14,398
2.51% to 4.50%	268	3,424	2,026	—	—	5,718

Total	$10,147	$4,571	$3,261	$678	$1,459	$20,116

Grand Total	$34,363	$17,067	$17,463	$12,996	$8,726	$90,615

(1)Brokered accounts consisting of individual accounts issued under master certificates in the broker’s name have been included in the total representing balance of $100,000 or less.

The following table contains information pertaining to approximately 146 certificates of deposit accounts held in excess of $100,000 as of December 31, 2012.

Time Remaining Until Maturity	Certificate of Deposits
(dollars in thousands)

Less than three months	$1,711
3 months to 6 months	1,300
6 months to 12 months	7,136
Greater than 12 months	9,969

Total	$20,116

Borrowings.  At December 31, 2012, total borrowings consisted of $68.0 million in FHLB advances. During the fiscal year ending December 31, 2012, our borrowings were reduced as a result of an $8.0 million maturity and the repayment of $8.0 million in the daily rate credit, bringing the balance of our FHLB advances to $68.0 million at December 31, 2012 as compared to $84.0 million at December 31, 2011.  Borrowings for fiscal 2012 were as follows:

FHLB Borrowings

	2012	2011	2010
Beginning Balance at December 31,	$84,000	$76,000	$99,000
Matured	(8,000)	—	(43,000)
Restructured	—	—	(30,000)
Daily Rate Credit repayment	(8,000)	—	—
New advances replacing the higher rate borrowings	—	—	30,000
New advances during fiscal year	—	8,000	20,000

Ending Balance at December 31,	$68,000	$84,000	$76,000

Our interest expense on our borrowings decreased approximately $85,400 and $1.4 million for the periods ending December 31, 2012 and 2011.  This decrease is due to our continuing efforts to reduce our higher cost liabilities.

Subsidiaries

WSB, Inc.

The Bank established a wholly owned service corporation subsidiary, WSB, Inc., in 1985. WSB Inc. became a subsidiary of WSB in the holding company reorganization.  WSB, Inc. purchases land to develop into single-family building lots that are offered for sale to third parties.  It also builds homes on certain lots on a contract basis.  During the years ended December 31, 2012 and 2011, WSB, Inc. did not develop any lots. See Note 5 of Notes to Consolidated Financial Statements.

WSB Realty, LLC

The Bank established a wholly-owned operating subsidiary in January 2009 for the purpose of directly or indirectly, acquiring, owning, holding, leasing, developing, managing, operating, investing in or otherwise dealing with various real and personal property.  Management is authorized to take assignment of the right to acquire title to certain properties purchased at foreclosure sales.  Management is authorized to take usual and customary activities toward the acquisition, rehabilitation, sale, rental and disposition of these properties.  At December 31, 2012, WSB Realty, LLC had assets of approximately $3.2 million consisting primarily of cash and other real estate owned.  WSB Realty, LLC reports a net loss of approximately $24,700 for year ending December 31, 2012.

WSB Realty, Inc.

The Bank established a wholly-owned operating subsidiary in September 2010 for the purpose of directly or indirectly, acquiring, owning, holding, leasing, developing, managing, operating, investing in or otherwise dealing with various real and personal property.  Management is authorized to take assignment of the right to acquire title to certain properties purchased at foreclosure sales.  Management is authorized to take usual and customary activities toward the acquisition, rehabilitation, sale, rental and disposition of these properties.  At December 31, 2012, WSB Realty, Inc. had assets of approximately $17,000 consisting primarily of cash.  WSB Realty, Inc. reports a net loss of approximately $65 for year ending December 31, 2012.

Employees

We had 88 full-time and 22 part-time employees at December 31, 2012.  We provide health and life insurance benefits and an employer matching 401(k) plan.  None of the employees are represented by a collective bargaining union.  We believe that we enjoy good relations with our employees.

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

Supervision and Regulation

General

The following discussion summarizes certain material elements of the regulatory framework applicable to WSB and its subsidiaries.  These summaries of statutes and regulations are not intended to be complete and such summaries are qualified in their entirety by reference to such statutes and regulations.

WSB is a unitary savings and loan holding company that is subject to regulation and supervision by the Federal Reserve Board.  As such, WSB is required to serve as a source of financial strength to its subsidiary depository institution and to commit resources to support the depository institution as needed.  The Federal Reserve Board also has the authority to require WSB to terminate any activity or to relinquish control of a nonbank subsidiary upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of the holding company or the depository institution.  WSB’s status as a savings and loan holding company does not exempt it from certain federal and state laws applicable to Delaware corporations generally, including, without limitation, certain provisions of the federal securities laws.

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

As a savings and loan holding company, WSB is registered with the Federal Reserve Board and is subject to regulation, examinations, supervision, and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over WSB and its subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the Bank.

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

Regulatory Reform Legislation.  The Dodd-Frank Act, enacted in 2010, will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.

The following items provide a brief description of certain provisions of the Dodd-Frank Act.

•                  OTS merged with OCC.  The Dodd-Frank Act eliminated the OTS.  On July 21, 2011, the OTS merged into the OCC, with the OCC assuming all functions and authority from the OTS relating to federally chartered savings banks, such as the Bank, and the Federal

Reserve Board assuming all functions and authority from the OTS relating to holding companies for savings banks, such as WSB.  As a result, as of July 21, 2011, the OCC became the Bank’s primary federal regulator and WSB became subject to supervision by the Federal Reserve Board.

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

•                  Mortgage loan origination and risk retention.  The Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to require steps to verify a borrower’s ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

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

•                  Deposit insurance.  The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extended until January 1, 2013, federal deposit insurance coverage for the full net amount held by depositors in non-interest bearing transaction accounts. Amendments to the Federal Deposit Insurance Act also broadened the assessment base against which an insured depository institution’s deposit insurance premiums paid to DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. These provisions could increase the FDIC deposit insurance premiums paid by the Bank.

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

Liquidity Requirements.  As a thrift, the Bank derives its lending and investment authority from the Home Owners’ Loan Act, as amended, and regulations of the OCC thereunder.  Those laws and regulations limit the ability of the Bank to invest in certain types of assets and to make certain types of loans.  For example, the OCC requires thrifts to maintain sufficient liquidity to ensure their safe and sound operation. Liquid assets are defined to include cash, deposits maintained pursuant to Federal Reserve Board reserve requirements, time deposits in certain institutions and certain savings deposits, obligations of the United States and certain of its agencies and qualifying obligations of the states and political subdivisions thereof, highly rated corporate debt, mutual funds that are restricted by their investment policies to investing only in liquid assets, certain mortgage loans and mortgage-related securities and bankers acceptances.  As of December 31, 2012, the Bank had $41.4 million of cash and cash equivalents.  Further, the Company had $77.6 million of unpledged investment securities. .

Internal sources of operational liquidity used by the Bank are cash, various short-term investments, mortgage-backed securities and loans and investments classified as available-for-sale. Additionally, we may borrow funds from commercial banks or from the FHLB of Atlanta or the Federal Reserve Bank “discount window” after exhausting FHLB sources. Previously, we also have utilized short term borrowings in the form of reverse repurchase agreements from a commercial bank to meet short-term liquidity needs.  At December 31, 2012, we had approximately $43.8 million of availability on our FHLB line, and $12.0 million of availability on our secured line of credits with correspondent banks.

Qualified Thrift Lender Test.  As a federal savings bank, the Bank must satisfy the qualified thrift lender, or “QTL,” test. To satisfy the QTL test, the Bank must either qualify as a domestic building and loan association under the Internal Revenue Code, or maintain an appropriate level of certain investments, called “Qualified Thrift Investments” (“QTIs”). QTIs include, among other things, a bank’s residential mortgages and related investments, including mortgage-backed securities, Federal Home Loan Bank stock, education loans, small business loans, and loans made through credit cards.  QTIs must represent 65% or more of the Bank’s portfolio assets on a monthly average basis in 9 months out of every 12-month period. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business. Failure by the Bank to maintain its status as a QTL will result in certain restrictions under the Home Owners’ Loan Act on the Bank’s ability to engage in new activities, to establish new branches and to pay dividends. Additionally, WSB would be required to register as a bank holding company and become subject to the various restrictions applicable to the activities of bank holding companies. The Dodd-Frank Act made noncompliance with the QTL test subject to OCC enforcement action for a violation of law.  At December 31, 2012, our QTL ratio was 67%, which exceeded the requirements of the QTL test.

Capital Standards.  The Bank is subject to capital standards imposed by the OCC. These standards call for a minimum “leverage ratio” of core capital to adjusted total assets of 4% (3% for savings institutions receiving the highest composite CAMELS rating for safety and soundness), a minimum ratio of tangible capital to adjusted total assets of 1.5%, and a minimum ratio of risk-based capital to risk-weighted assets of 8%. For capital adequacy purposes, a bank is placed in one of the following five categories based on the bank’s capital: (1) well capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital); (2) adequately capitalized (at least 4% leverage capital (3% for savings banks receiving the highest rating on the CAMELS rating system), 4% Tier 1 risk-based capital and 8% total risk-based capital); (3) undercapitalized (less than 4% leverage capital (3% for savings banks receiving the highest rating on the CAMELS rating system), 4% Tier 1 risk-based capital or less than 8% total risk-based capital,); (4) significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or less than 6% total risk-based capital,); and (5) critically undercapitalized (less than 2% tangible capital).  The federal banking agencies are required to take prompt corrective action with respect to insured institutions that fall below the adequately capitalized level.  Any insured depository institution that falls below the adequately capitalized level must submit a capital restoration plan, and, if its capital levels further decline or do not increase, will face increased scrutiny and more stringent supervisory action. At December 31, 2012, the Bank’s ratios exceeded all regulatory capital requirements for well capitalized institutions. See Note 12 of Notes to Consolidated Financial Statements.

Proposed New Capital Rules.  On June 12, 2012, the federal bank regulatory agencies adopted notices of proposed rulemaking in which they proposed to revise their risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision (BCBS) in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”).  If adopted, the new requirements would introduce new tier 1 common equity ratio requirements of 4.5% and 6.5%, net of regulatory deductions, for adequately capitalized and well-capitalized institutions, respectively, and would also establish more conservative standards for including an instrument in regulatory capital.  The new requirements would also introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%, the minimum tier 1 capital ratio to 8.5%, and the minimum total capital ratio to 10.5%.  An institution’s failure to achieve these minimum levels including the capital conservation buffer would restrict the institution’s ability to make capital distributions, including dividends, and to make certain discretionary bonus payments to executive officers.  The regulatory agencies also reserve the right to require capital ratios for individual institutions that are higher than these minimums depending on the institution’s individual circumstances.  The new requirements would also assign new risk weight categories for certain assets, most notably residential mortgage loans, high volatility commercial real estate loans, and past due assets.  These new risk weightings may require banks and bank holding companies to maintain additional capital against assets in those categories and may introduce more volatility in their capital ratios.  The new capital requirements would be applicable to savings and loan holding companies such as WSB.

Prompt Corrective Action.  The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. The federal banking agencies are required to take prompt corrective action with respect to insured institutions that fall below the adequately capitalized level. Any insured depository institution that falls below the adequately capitalized level must submit a capital restoration plan, and, if its capital levels further decline or do not increase, will face increased scrutiny and more stringent supervisory action. As of December 31, 2012, we were deemed to be well capitalized.

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

The Dodd-Frank Act changed the way an insured depository institution’s deposit insurance premiums are calculated.  The assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest bearing transaction accounts had unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act also made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% percent to 1.35% of the estimated amount of total insured deposits, eliminating the upper limit for the reserve ratio designated by the FDIC each year, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

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

In 2009, the FDIC imposed a 5 basis point special assessment on each insured depository institution’s insurance assets minus Tier 1 capital (core capital) as of June 30, 2009, not to exceed 10 basis points of the institution’s domestic deposits.  This special assessment was collected on September 30, 2009. The FDIC also adopted a final rule requiring insured institutions to prepay quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The pre-payment allowed the FDIC to strengthen the cash position of the DIF immediately without impacting earnings of the industry.  We paid the prepaid assessments, along with our regular quarterly assessment, on December 30, 2009. As of December 31, 2012, $223,000 in pre-paid deposit insurance assessments is included in other assets in the accompanying consolidated balance sheet.

In addition to FDIC deposit insurance assessments, all FDIC-insured depository institutions must also pay an annual assessment to interest payments on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as “FICO bonds”) were issued to capitalize the Federal Savings and Loan Insurance Corporation. The Financing Corporation payments will continue until the bonds mature in 2017 through 2019.  Our FICO expense payments totaled $632,000 in 2012 and $742,000 in 2011.

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

Restrictions on Capital Distributions.  OCC regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account.  A savings bank must file an application for approval of a capital distribution if: (1) the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years; (2) the bank would not be at least adequately capitalized following the distribution; (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition; or (4) the savings bank is not eligible for expedited treatment of its filings.  Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.  The OCC may disapprove a notice or application if: (1) the savings bank would be undercapitalized following the distribution; (2) the proposed capital distribution raises safety and soundness concerns; or (3) the capital distribution would violate a prohibition contained in any statute, regulation or agreement. Refer to “Market Price of WSB’s Capital Stock and Dividends” for WSB’s current dividend position.

Federal Reserve System.

Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain non-interest bearing reserves at the Federal Reserve Bank or in a pass-through account at a correspondent institution, calculated daily, equal to 3% of its “low reserve tranche,” currently the first $79.5 million of transaction accounts (less a $12.4 million exclusion).  Amounts above $79.5 million require reserves of $2,013,000 plus 10 percent of the amount in excess of $79.5 million.  We have consistently met the reserve requirements.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Atlanta, which is one of 12 regional Federal Home Loan Banks.  FHLB banks provide a central credit facility primarily for member institutions. At December 31, 2012 and 2011, we had advances of $68.0 million and $84.0 million, respectively, from the FHLB of Atlanta. The FHLB borrowings are collateralized by a blanket collateral loan agreement under which we must maintain minimum eligible collateral for the outstanding advances.

As a member, the Bank is also required to acquire and hold shares of capital stock in the FHLB of Atlanta. We were compliant with this requirement with an investment in FHLB of Atlanta stock at December 31, 2012 of $3.6 million.

Safety and Soundness Standards.  We are subject to certain standards designed to maintain the safety and soundness of individual banks and the banking system.  The OCC has prescribed safety and soundness guidelines relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth, concentration, and quality; (vi) earnings; and (vii) compensation and benefit standards for officers, directors, employees and principal stockholders.  A federal savings institution not meeting one or more of the safety and soundness guidelines may be required to file a compliance plan with the OCC. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Community Reinvestment Act.  In 1977, Congress enacted the Community Reinvestment Act to encourage depository institutions, including thrifts, to help meet the credit needs of their entire communities, including low- and moderate-income areas, consistent with safe and sound banking practices. Because the Bank meets the OCC’s definition of an “intermediate small savings association,” i.e., those with more than $296 million in assets, but less than $1.186 billion in assets as of the end of either of the two previous years, the Bank is subject to somewhat streamlined examinations and reduced data collection and regulatory reporting requirements under the Community Reinvestment Act, relative to large retail savings associations. As a result, the Bank qualifies for the intermediate small institution Community Reinvestment Act examinations, based on its present asset size. Standard Community Reinvestment Act examinations evaluate depository institutions under lending, investment and community service tests.  Intermediate small institutions’ examinations, however, focus mainly on the lending activities of depository institutions, and also evaluate community development activities of the institution, such as community development loans, investments, and services.

The Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Loans-to-One-Borrower Limitations.  Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2012, we were in compliance with loans-to-one-borrower limitations.

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

Anti-Money Laundering and OFAC

Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer, an ongoing employee training program and testing of the program by an independent audit function.  Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with foreign financial institutions and foreign customers.  Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions.  Bank regulators routinely examine institutions for compliance with these obligations, and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

The Office of Foreign Assets Control, or OFAC, is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress.  OFAC sends bank regulatory agencies lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons.  If WSB or the Bank finds a name on any transaction, account, or wire transfer that is on an OFAC list, they must freeze such account, file a suspicious activity report and notify the appropriate authorities.

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

Savings and loan holding companies, such as WSB, may not directly or indirectly, or through one or more subsidiaries, acquire more than 5% of another savings institution or savings and loan holding company, without prior regulatory approval. WSB may not, with certain exceptions, acquire more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquire or retain control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In addition, proposed capital rules would subject top-tier saving and loan holding companies, such as WSB, to the same general capital requirements applicable to their subsidiary savings banks.  See “— Proposed New Capital Rules.”.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends. The Bank must notify the Federal Reserve Board 30 days before declaring any dividend to WSB. The Federal Reserve Board may disapprove such dividend, in whole or in part, if it finds that the proposed dividend would, among other things, cause the Bank to be undercapitalized, raise safety or soundness concerns,  or violate a prohibition contained in any statute, regulation, enforcement action, or agreement between the Bank or WSB and any Federal banking agency.

Acquisition of WSB

Under the Federal Change in Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

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

Risks Related to our Pending Merger with Old Line Bancshares, Inc.

We may be unable to obtain satisfaction of all conditions to complete our merger with Old Line Bancshares, including the approval of our stockholders, in the anticipated timeframe.

As discussed above, on September 10, 2012, we entered into a Merger Agreement with Old Line Bancshares pursuant to which WSB will be merged with and into Old Line Bancshares, with Old Line Bancshares being the surviving company.  Completion of the Merger is contingent upon customary closing conditions, including approval of the Merger Agreement by our stockholders and approval of the Merger Agreement and the merger by Old Line Bancshares’ stockholders. If the stockholders do not approve the merger and/or Merger Agreement at the special stockholder meetings, the Merger will not be consummated.

Completion of the Merger is also conditioned upon customary closing conditions.

Although WSB and Old Line Bancshares have agreed in the Merger Agreement to use reasonable best efforts to consummate the merger, the other conditions to the merger may fail to be satisfied.  In addition, satisfying the conditions to, and completion of, the merger may take longer than, and could cost more than, we expect. Any delay in completing the merger may adversely affect the benefits that WSB and Old Line Bancshares expect to achieve from the merger and the integration of our businesses.  In addition, failure to complete the merger may adversely affect Old Line Bancshares.

Failure to complete the merger could negatively impact our stock price and future businesses and financial results SB.  If the merger is not completed, our ongoing business may be adversely affected we will be subject to several risks, including the following:

•                  As noted above we may be required, under certain circumstances, to pay Old Line Bancshares a termination fee of $1,750,000 under the merger agreement;

•                  We will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;

•                  Under the merger agreement, we are subject to certain restrictions on the conduct of our business prior to completing the merger, which may adversely affect our ability to execute certain of our business strategies; and

•                  Matters relating to the merger have required and may require substantial commitments of time and resources by our management that could otherwise have been devoted to other opportunities that may have been beneficial WSB as an independent company, and WSB and The Washington Savings Bank will remain subject to the provisions of the agreements with the OCC and Federal Reserve Board, respectively, described in “Item 1. Business — Supervision and Regulation — General.”

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees.  We also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us to perform our obligations under the Merger Agreement.  If the merger is not completed, we cannot assure our stockholders that the risks described above will not materialize and will not materially affect our business, financial results and stock price.

The Merger Agreement limits our ability to pursue alternative transactions to the merger and requires us to pay a termination fee if we do.

The Merger Agreement prohibits WSB and our directors, officers, representatives and agents, subject to narrow exceptions, from initiating, encouraging, soliciting or entering into discussions with any third party regarding alternative acquisition proposals.  The prohibition limits our ability to pursue offers from other possible acquirers that may be superior to the pending merger with Old Line Bancshares from a financial point of view.  If we receive an unsolicited proposal from a third party that is superior from a financial point of view to that made by Old Line Bancshares and the Merger Agreement is terminated, we would be required to pay a termination fee of $1,750,000.  This fee makes it less likely that a third party will make an alternative acquisition proposal.

If the merger is completed, Old Line Bancshares may fail to realize all of the anticipated benefits of the merger.

Because a portion of the merger consideration to be paid to our stockholders in the merger in exchange for their shares of WSB common stock consists of Old Line Bancshares common stock, realization of the anticipated benefits in the merger for those who receive Old Line Bancshares common stock in the merger will depend, in part, on the combined company’s ability to successfully integrate the businesses and operations of Old Line Bancshares and us. The combined company will be required to devote significant management attention and resources to integrating its business practices, operations and support functions.

The success of the merger will depend, in part, on Old Line Bancshares’ ability to realize the anticipated benefits and cost savings from combining the businesses of Old Line Bancshares and WSB.  To realize these anticipated benefits and cost savings, however, Old Line Bancshares must successfully combine the businesses of Old Line Bancshares and WSB.  If Old Line Bancshares is unable to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

Old Line Bancshares and WSB have operated and, until the completion of the merger, will continue to operate, independently.  It is possible that the integration process could result in the loss of key employees, the loss of key depositors or other bank customers, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect Old Line Bancshares’ and WSB’s ability to maintain their relationships with their respective clients, customers, depositors and employees or to achieve the anticipated benefits of the merger.  Integration efforts between the two companies may, to some extent, also divert management attention and resources.  These integration matters could have an adverse effect on each of Old Line Bancshares and WSB during such transition period.

If the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits.

We have incurred substantial expenses in connection with the execution of the Merger Agreement and the merger.  The completion of the merger depends on the satisfaction of specified conditions, including the approval of the stockholders of Old Line Bancshares and WSB.  There is no guarantee that these conditions will be met.  If the merger is not completed, these expenses could have a material adverse impact on our financial condition because we would not have realized the expected benefits of the merger.

Because the aggregate merger consideration is subject to adjustment, our stockholders will not know until the effective time of the merger the value of the consideration they will receive in the merger.

Upon completion of the merger, each share of WSB common stock will be converted into the right to receive merger consideration consisting of shares of Old Line Bancshares common stock and/or cash pursuant to the terms of the Merger Agreement.  The value of the aggregate merger consideration to be received by WSB stockholders will be adjusted as provided in the Merger Agreement for certain operating losses, asset quality changes, changes in the value of certain investment securities and merger-related expenses incurred by WSB.  Assuming there are no adjustments to the aggregate merger consideration, the value of the per-share cash consideration would be $6.09 and the exchange ratio with respect to the per-share stock consideration, based on 8,016,607 shares of WSB common stock outstanding as of the date hereof, would be 0.5585.  In addition, the per-share merger consideration will be reduced if the aggregate merger consideration is adjusted, however, and these calculations will not be completed until the closing of the merger.

Further, the exchange ratio will not be adjusted if the average price of Old Line Bancshares common stock, as determined pursuant to the Merger Agreement, decreases, although, as discussed below, WSB can terminate the merger agreement if the average price falls below $8.14 and Old Line Bancshares does not increase the merger consideration.  As a result, the value of shares of Old Line Bancshares common stock that a WSB stockholder receives in the merger will decline correspondingly with declines in the average price of Old Line Bancshares common stock prior to and as of the date the merger consideration is received.

Accordingly, at the time of the special meeting of WSB stockholders to vote to approve the merger and at the time stockholders must elect what form of consideration they want in the merger, WSB stockholders will not know or be able to calculate the amount of the consideration they will receive, the exchange ratio that will be used to determine the number of shares of Old Line Bancshares common stock that they would receive upon completion of the merger, or the value of any shares of Old Line Bancshares common stock they would receive upon completion of the merger.  Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the businesses, operations and prospects of Old Line Bancshares and regulatory considerations.  Many of these factors are beyond Old Line Bancshares’ control.  You should obtain current market quotations for shares of Old Line Bancshares common stock.

WSB has the option, but is not required, to terminate the merger agreement if the average price of the Old Line Bancshares common stock falls below $8.14, although WSB does not have this option if Old Line Bancshares, in its sole discretion, increases the aggregate merger consideration to at least $40.8 million (subject to adjustment) as set forth in the Merger Agreement.  We cannot predict at this time whether or not our board of directors would exercise its right to terminate the Merger Agreement if these conditions were met.  The Merger Agreement does not provide for a resolicitation of WSB stockholders in the event that the conditions are met and our board nevertheless chooses to complete the transaction.  Our board of directors has made no decision as to whether it would exercise its right to terminate the Merger Agreement.  In considering whether to exercise its right to terminate the Merger Agreement, the board of directors would take into account all the relevant facts and circumstances that exist at the time and would consult with our financial advisor and legal counsel.

Our stockholders may not receive the form of merger consideration that they elect.

Depending on the elections made by all our stockholders, certain stockholders who elect to receive cash consideration may instead receive shares of Old Line Bancshares common stock for all or a portion of their shares of WSB common stock, and some stockholders who elect to receive the stock consideration may instead receive cash for all or a portion of their shares of WSB common stock.

If WSB stockholders oversubscribe for the cash portion of the merger consideration, those WSB stockholders electing to receive cash will have the amount of cash they selected reduced and will receive all or a portion of their consideration in the form of shares of Old Line Bancshares common stock.  Similarly, if WSB stockholders oversubscribe for the Old Line Bancshares common stock portion of the merger consideration, those WSB stockholders electing to receive shares of Old Line Bancshares common stock will have the amount of common stock they selected reduced and will receive all or a portion of their consideration in the form of cash.  Accordingly, at the time WSB stockholders vote on the proposal to approve the merger agreement, they will not know the form of merger consideration that they will receive, regardless of their intended election.

Pending litigation related to the merger may delay or prevent the merger and could cause Old Line Bancshares and WSB to incur significant costs and expenses.

As discussed under “Legal Proceedings,” Rosalie Jones, both individually and on behalf of a putative class of WSB Holdings’ stockholders, filed a complaint in the Circuit Court for Prince George’s County, Maryland, against WSB and its directors as well as Old Line Bancshares.  The complaint asks the Court to enjoin the merger based on allegations that, among others things, the merger consideration to be paid to stockholders of WSB is inadequate and, in approving that consideration and the other terms of the merger agreement, the directors of WSB breached their fiduciary duties to stockholders.  If the merger is consummated prior to the time these claims are adjudicated, then the plaintiff has asked the Court to rescind the merger or award rescissory damages to the plaintiff and the other members of the putative class of stockholders.  While the defendants have entered into a memorandum of understanding with the plaintiff that contemplates a settlement between the parties (which must be approved by the court), there can be no assurance that the parties will enter into a stipulation of settlement or, if they do, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.  If the parties do not enter into a stipulation of settlement or the court does not approve such a stipulation of settlement, then this litigation could delay or even prevent the merger and could cause WSB to incur significant legal fees and other costs to defend the claims, which could reduce the aggregate merger consideration that will be payable to stockholders of WSB if and when the merger is consummated and/or adversely impact the financial condition and results of operations of WSB and Old Line Bancshares, both before and after the merger.  No assurance can be given that Old Line Bancshares, WSB or WSB’s directors would be successful in the defense of these claims.

Risks Related to Our Business

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

As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, we have experienced increasing pressure on our margins caused by the lower Federal Reserve Board interest rates and the significant slowdown in loan demand resulting from the stresses in the economy, which included sustained declines in the housing and financial and capital markets over the past five years.  For the year ended December 31, 2012, we had $3.0 million in net loan charge-offs, or 1.66% of total loans held for investment.  Impaired loans, which includes loans that are 90 days past due, nonaccrual loans and troubled debt restructurings (“TDRs”) renegotiated loans, were $33.7 million or 18.8% of loans held for investment at December 31, 2012 and $31.3 million or 14.8% of loans held for investment at December 31, 2011.  Impaired loans at December 31, 2012 consisted of approximately $19.7 million in non-accrual loans and approximately $22.7 million restructured loans, which included approximately $9.7 million in non accrued status.  Although there continues to be evidence of improvement in the economy, it remains unclear when economic conditions will improve to an extent that will impact our borrowers’ ability to repay their loans and demand for loans overall, and therefore when these negative trends in our loan portfolio will reverse.  Although signs of stability have emerged, we expect that the business environment in the State of Maryland and the entire United States will continue to present challenges for the foreseeable future. Continued declines, or even ongoing sustention of recent declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry.  As a result, our future earnings continue to be susceptible to further negative or deteriorating economic conditions which may continue to negatively affect our revenues, net income and liquidity.

If U.S. credit markets and economic conditions do not significantly improve or further deteriorate, our liquidity could be adversely affected.

We are required to maintain certain capital levels in accordance with banking regulations.  We must also seek to maintain adequate funding sources in the normal course of business to support our lending and investment operations and repay our outstanding liabilities as they become due.  Our liquidity may be adversely affected by the current environment of economic uncertainty reducing business activity as a result of, among other factors, disruptions in the financial system in the recent past, concerns regarding U.S. debt levels and related governmental actions, including potential tax increases and cuts in government spending, and continuing economic problems in Europe including concerns over debt levels.  Dramatic declines in the housing market during the past five years, with falling real estate prices and increased foreclosures and unemployment, have resulted in significant asset value write-downs by financial institutions, including government-sponsored entities and investment banks.  These investment write-downs have caused financial institutions to seek additional capital.  If adverse conditions continue or worsen, we may be required to raise additional capital as well to maintain adequate capital levels or to otherwise finance our business.  Such capital, however, may not be available when we need it or may be available only on unfavorable terms.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance.

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

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations.  In light of the performance of and government intervention in the financial sector, we fully expect there will be significant changes to the banking and financial institutions’ regulatory agencies in the foreseeable future.  Any changes in regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material adverse impact on our operations, and we cannot currently predict the impact of any such potential changes.  The cost of compliance with regulatory requirements could increase our costs, limit our ability to pursuant certain business opportunities, increase compliance challenges, and otherwise adversely affect our ability to operate profitably.  In addition, the burden imposed by these federal and state regulations may place banks in general, and the Bank specifically, at a competitive disadvantage compared to less regulated competitors.

The Dodd-Frank Act may adversely impact our results of operations, liquidity or financial condition.

The Dodd-Frank Act, enacted in July 2010, represents a comprehensive overhaul of the U.S. financial services industry.  Among other things, the Dodd-Frank Act established the new CFPB, included provisions that impact corporate governance and executive compensation disclosure by all SEC reporting companies, impose new capital requirements on bank and thrift holding companies, allow financial institutions to pay interest on business checking accounts, broaden the base for FDIC insurance assessments, impose additional duties and limitations on mortgage lending activities and restrict how mortgage brokers and loan originators may be compensated, included additional mortgage origination provisions including risk retention, and modified many other regulations applicable to insured depository institutions.  The Dodd-Frank Act also eliminated the OTS, resulting in the Bank being regulated by the OCC and WSB being regulated by the Federal Reserve Board as of July 21, 2011.

The Dodd-Frank Act requires the CFPB and other federal agencies to implement many new and significant rules and regulations to implement its various provisions.  There are many regulations under the Dodd-Frank act that have not yet been proposed or adopted.  We will not know the full impact of the Dodd-Frank Act on our business for years until regulations implementing the various provisions of the statute are adopted and implemented.  As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition.  However, compliance with these new laws and regulations may require us to make changes to our business and operations, impose on us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.  These changes will also likely result in additional costs and a diversion of management’s time from other business activities and may decrease revenues by, for example, limiting the fees we can charge, any of which may adversely impact our results of operations, liquidity or financial condition.  Further, if the industry responds to provisions allowing financial institutions to pay interest on business checking accounts by competing for those deposits with interest-bearing accounts, this will put some degree of downward pressure on our net interest margin.  The new duties to be imposed on mortgage lenders, including a duty to determine the borrower’s ability to repay the loan and a requirement on mortgage securitizers to retain a minimum level of economic interest in securitized pools of certain mortgage types, may decrease the demand for mortgage loans as well as our ability to sell such loans into the secondary market, which would reduce both our interest and non-interest income, especially in light of our renewed focus on mortgage loans.  We may also experience increased expenses as a result of having a different regulator for each of WSB and the Bank and as a result of switching regulators.  Any of these consequences, as well as the failure to comply with new requirements or any future changes in laws or regulations, may adversely impact our results of operations, liquidity or financial condition.  For a more detailed description of the Dodd-Frank Act, see “Supervision and Regulation—The Dodd-Frank Act.”

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

Our operations are substantially dependent on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. As with most depository institutions, our earnings are affected by changes in market interest rates and other economic factors beyond our control. If our interest-earning assets have longer effective maturities than our interest-bearing liabilities, the yield on our interest-earning assets generally will adjust more slowly than the cost of our interest-bearing liabilities, and, as a result, our net interest income generally will be adversely affected by material and prolonged increases in interest rates and positively affected by comparable declines in interest rates. Conversely, if liabilities re-price more slowly than assets, net interest income would be adversely affected by declining interest rates, and positively affected by increasing interest rates. Currently our average interest rate on interest-earning assets has decreased which has impacted our results of operations. At any time, it is likely that our assets and liabilities will reflect interest rate risk of some degree, and changes in interest rates may therefore have a material adverse affect on our results of operations.

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

We believe we have established an allowance for loan losses to prudently cover the eventuality of losses inherent in our loan portfolio. However, even under normal economic conditions we cannot predict loan losses with certainty.  Even with the improved economic stability as of late, the unprecedented volatility experienced in the financial and capital markets during the last five years makes this determination even more difficult as processes we use to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions and property values, which may no longer be capable of accurate estimation.  As a result, we cannot assure you that charge offs in future periods will not exceed the allowance for loan losses. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. An increase in our allowance for loan losses could reduce our earnings.

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

We face limits on our ability to lend.

We are limited in the amount we can loan to a single borrower by the amount of our capital.  Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower.  As of December 31, 2012, we were able to lend approximately $8.2 million to any one borrower.  This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us.  We try to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available.  We may not be able to attract or maintain customers seeking larger loans and we may not be able to sell participations in such loans on terms we consider favorable.

Future increases in our deposit insurance premiums could have a material adverse impact on our future earnings and financial condition.

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank.  The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level.  The Bank’s FDIC insurance premiums increased substantially beginning in 2009 and we paid significantly higher premiums during 2009 and 2010 although our premiums decreased in 2011 and 2012 due to the change in the assessment calculation previously discussed, they are still higher than pre-2009 levels. Current economic conditions have increased bank failures during the last few years and additional failures are expected, all of which decrease the DIF.  In order to restore the DIF to its statutorily mandated minimum of 1.15 percent over a period of several years, the FDIC increased deposit insurance premium rates at the beginning of 2009 and imposed a special assessment on June 30, 2009. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level.  Any increase in our FDIC premiums, whether as a result of an increase in the risk category for the Bank or in the general assessment rates or as a result of special assessments, could have an adverse effect on our profits and financial condition.

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

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing consumers to complete financial transactions through alternative methods that historically have involved banks.  For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks.  The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.  The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We operate five savings branch locations in Bowie, Crofton, Millersville, Odenton, and Waldorf, Maryland.  Space for three of our branches, Millersville, Odenton and Waldorf, are under long-term leases with third parties.  We have exercised our five-year option to extend our Waldorf lease for 2,700 square feet and the lease now expires in April 2017.  Our Millersville lease is for a 1,628 square foot parcel of land on which our Millersville office is located.  We currently own the Millersville building and the land lease expires in March 2018.  Our Odenton lease for 3,167 square feet expires in November 2014.  The 570 square foot Crofton branch was purchased by the Bank in July 1995.

Our corporate, administrative, and accounting offices are located in a five-story building in Bowie owned by WSB.  We also operate a branch of the Bank at this location.  At December 31, 2012, 94% of the Bowie building’s residual space was occupied, of which 51% is tenant occupied and 43% is occupied by WSB staff. Also located in WSB’s corporate headquarters are our Commercial Lending Group and our Retail Mortgage Group.

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

On February 5, 2013, the defendants entered into a memorandum of understanding with the plaintiff regarding settlement of all claims asserted on behalf of the alleged class of WSB stockholders. In connection with the settlement contemplated by that memorandum of understanding, the litigation and all claims asserted in such litigation will be dismissed, subject to court approval.  The proposed settlement terms require Old Line Bancshares and WSB to make certain additional disclosures related to the merger, which disclosures are included in this joint proxy statement/prospectus.  The parties also agreed that plaintiffs may seek attorneys’ fees and costs in an as-yet undetermined amount, with the defendants to pay such fees and costs if and to the extent they are approved by the court.  The memorandum of understanding further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to WSB’s stockholders.  If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

WSB’s common stock is traded on the NASDAQ Global Market under the symbol “WSB.”  The following table reflects the high and low sale prices for, as well as dividends declared during, the periods presented.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	2012		2011
Fiscal Period	High	Low	High	Low

1st Quarter	$4.60	$2.19	$3.48	$2.32
2nd Quarter	3.71	2.25	3.25	2.64
3rd Quarter	5.90	2.22	3.04	2.25
4th Quarter	5.95	5.56	3.00	2.08

As of February 15, 2013, WSB had 163 record holders of our common stock.

We did not pay dividends on our common stock during the years ended December 31, 2012 and 2011.  Cash dividends are subject to determination and declaration by the Board of Directors, which takes into account our financial condition, results of operations, tax considerations, industry standards, economic conditions, and other factors, including regulatory restrictions. Cash dividends are declared and paid in the same calendar quarter. For a discussion of the regulatory restrictions on the declaration and payment of dividends, see “Business—Supervision and Regulation—Restrictions on Capital Distributions.”  In 2010 the Board, after a careful review our capital management plan, determined to suspend dividends for the foreseeable future in order to preserve funds to ensure the continuation of a strong balance sheet.  No assurance can be given that dividends will be declared in the future, or if declared, what the amount of dividends will be, or whether such dividends will continue. The Board will continue to review WSB’s dividend practice on a quarterly basis.

Unregistered Sales of Equity Securities and Use of Proceeds

In April 2008, the Board of Directors gave the authority to management to repurchase up to $1.0 million of the outstanding shares of the Company’s stock.  There is no stated expiration date for the plan.  We did not repurchase any of our securities during the year ending December 31, 2012.

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

During this period of continued economic slowdown, the effects of which, including declining real estate values resulting in asset impairment and tightening liquidity, has particularly impacted the banking industry in general, management continues to stress credit quality within both our loan and investment portfolios.  The Bank originates residential loans for its portfolio and for sale in the secondary market.  In this past, we had focused on diversifying our loan portfolio by broadening our lending emphasis to include commercial real estate and commercial and industrial loans.  Since 2008, however, demand for these and other areas of lending have slowed, and we again are focusing on increasing mortgage activity in order to reduce balance sheet risk as well as realizing gains on the sale of loans in the secondary market.  As a result, our portfolios of commercial business, commercial real estate, and residential land development loans to commercial borrowers have decreased.  We also use available funds to retain certain higher-yielding fixed rate residential mortgage loans in our portfolio in order to improve interest income. Although we intend to again focus on diversifying our loan portfolio when demand for these other areas of loans picks up, we believe that our continued efforts to expand our residential mortgage lending department are important to ensure future profitability based on the current slow demand for commercial lending.  Management believes that interest rates and general economic conditions nationally and in our market area are most likely to have a significant impact on our results of operations. We carefully evaluate all loan applications in an attempt to minimize our credit risk exposure by obtaining a thorough application with enhanced approval procedures; however, there is no assurance that this process can reduce lending risks.

Management reviews models and has established benchmark rates and assures that we remain within the limits.  If the limits exceed the established benchmark rate, management develops a plan to bring interest rate risk back within the limits.

Our management considers return on average assets and equity as a measure of our earnings performance. Return on average assets measures the ability to utilize our assets to generate income. However, current economic conditions such as unemployment or declining real estate values may have a significant impact on our ability to utilize those assets. Return on average assets and equity. Key measures of earnings performance for periods ending December 31, 2012, 2011 and 2010, respectively, are as follows:

	December 31,
	2012	2011	2010

Return on Average Assets	0.27%	0.32%	(0.92)%
Return on Average Equity	1.86%	2.34%	(7.29)%
Equity-to-asset ratio	15.48%	14.10%	13.04%
Dividend Payout Ratio	0.00%	0.00%	0.00%

We continue to advertise our lower-cost NOW accounts, no fee checking incentives, overdraft protection program and variable money market savings account priced to current interest rates, as well as the advantages of customer access to ATM networks. During 2012, our interest rates on money market and checking accounts were slightly lower than many of our competitors. Lower CD rates than in the past negatively affected renewals for CDs as management has focused on lowering deposit costs through lower CD rates and reduced brokered deposits.  Our money market and checking accounts decreased approximately $745,000 and our CDs decreased $12.9 million during 2012, which decreased our overall total deposits to $231.4 million at December 31, 2012, a 5.6% decrease in total deposits as compared to $245.0 million at December 31, 2011.   The decrease of approximately $12.9 million in our CDs is primarily the result of a lower interest rate environment and our paying a lower interest rate on CDs during than our competitors during 2012. This resulted in a decrease in our interest expense on deposits by approximately $1.2 million for 2012 compared to 2011.  Our borrowings decreased by $16.0 million as a result of an $8.0 million maturity and the repayment of $8.0 million in daily rate credit with the FHLB. Our interest expense on our borrowings decreased approximately $85,000 and $1.4 million for the periods ending December 31, 2012 and 2011, respectively, compared to the prior year periods.  This decrease for the period ending December 31, 2012 is due to our continuing efforts to reduce higher cost liabilities.  The decrease for the period December 31, 2011 is the result of restructuring some of our borrowings during the previous fiscal year.

Both basic and diluted earnings per share amounts are shown on the Consolidated Statements of Earnings.  Per-share references in this report are to “basic earnings per share” unless otherwise stated.

Forward Looking Statements

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. The statements presented herein with respect to, among other things, our pending merger with Old Line Bancshares, Inc. and the anticipated closing thereof, our intensions with respect to our investment portfolio, our expectations regarding diversifying our loan portfolio as demand for commercial and other non-residential real estate lending improves, the impact of potential future economic changes and conditions, the allowance for loan losses and the adequacy thereof, settlement of loans committed to be purchased and the potential for losses in connection therewith, increased professional services fees going forward , use of brokered deposits going forward, the impact or expected outcome of pending legal proceedings, the Bank’s continuing to meet its capital requirements, future sources of liquidity, strengthening the balance sheet and future profitability are forward-looking.

Forward-looking statements are based on the Company’s current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions and assumptions and results may ultimately vary from the statements made in this report.  Our future results and prospects may be dependent upon a number of factors that could cause our performance to differ from the performance anticipated or projected in these forward-looking statements or to compare unfavorably to prior periods.  Among these factors are: (a) the pending lawsuit regarding the merger could delay or preclude the merger; (b) the inability to receive required stockholder approval of the pending merger; (c) ongoing review of our business and operations; (d) implementation of changes in lending practices and lending operations; (e) the Board of Directors ongoing review of our capital management plan; (f) changes in accounting principles; (g) government legislation and regulation, including regulations implemented pursuant to the Dodd-Frank Act; (h) changes in interests rates; (i) further deterioration of economic conditions; (j) credit or other risks of lending activity, such as changes in real estate values and changes in the quality or composition of our loan portfolio; and (k) other expectations, assessments and risks that are specifically mentioned in this report and in such other reports we have filed with the Securities and Exchange Commission. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected.  Unless required by law, we do not undertake, and specifically disclaim any obligations, to publicly update or revise any forward- looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

The general reserve portion of the allowance that is based upon historical loss factors, as adjusted, establishes allowances for the major loan categories based upon adjusted historical loss experience over the prior four quarters. The use of these historical loss factors is intended to reduce the differences between estimated losses inherent in the loan portfolio and actual losses.    The challenges caused by the recent recession and continuing high unemployment levels and uncertain real estate valuations, have resulted in the Bank currently applying a loss history look back period for the allowance for loan losses of 12 months, which is shorter that the period the Bank had used historically.  The factors used to adjust the historical loss ratios address changes in the risk characteristics of our loan portfolio that are related to (1) trends in delinquencies and other non-performing loans, (2) changes in the risk level of the loan portfolio related to large loans, (3) changes in the categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) changes in our credit administration and loan and lease portfolio management processes, and (7) quality of our credit risk identification processes. This general reserve component comprised 61.5% of the total allowance at December 31, 2012 and 52.1% at December 31, 2011.

The specific allowance is used primarily to establish allowances for risk-rated credits on an individual basis, primarily our impaired loans, and accounted for 38.5% of the total allowance at December 31, 2012 and 47.9% December 31, 2011. The actual occurrence and severity of losses involving risk-rated credits can differ substantially from estimates, and some risk-rated credits may not be identified.  Our policy is to charge off all or that portion of our investment in an impaired loan upon a determination that it is probable the full amount will not be collected.  Our prior primary regulator allowed a specific reserve to be established on our impaired loans, which reduced our reportable principle balances on collateral dependent loans; as a result of the change in the Bank’s primary regulator from the OTS to the OCC, however, the impaired loan balances were reduced in periods ending December 31, 2012 and December 31, 2011 to reflect partial charge offs in order to be compliant with OCC guidance now applicable to the Bank, resulting in a reduction of our specific reserves.

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

Management reviews this current information to see if there are any underlying trends with the assumption that the current performance is believed to be the best indicator of future collateral performance.  The collateral performance obtained from these Bloomberg screens for each tranche within the security is reviewed to determine the likelihood there will be a credit loss based on the collateral performance. If there were no loans in default for a period of time and there are no serious delinquencies, we determine that there is no current OTTI.  If however, there is some stress in the underlying collateral (evidenced by losses in the most recent periods and some level of current delinquencies), and considering management’s general knowledge of the trends in the residential mortgage markets, which takes into account current economic conditions and negative credit trends, management determines projected future CDR, SEV and VPR figures, which we then provide to our third party brokerage firm for input into their model.  Using these new assumptions, the model determines the future credit loss and the projected loss is then discounted back to the present value based on the current book yield of the investment.  We concurred that no OTTI existed during the period ending December 31, 2012.  All our remaining private-labeled non agency MBS were sold during fiscal year 2012.

We account for income taxes under the asset/liability method.  Deferred tax assets are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date.  A valuation allowance is established for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable.  The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control.  It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

Results of Operations

General.  Net earnings for the year ended December 31, 2012 was $1.0 million, or $0.13 per basic share, compared to net earnings of $1.2 million, or $0.16 per basic share, for the year ended December 31, 2011.

The decrease in net earnings for the twelve month period ending December 31, 2012, is primarily the result of a reduction in our interest income of approximately $2.8 million as compared to the corresponding 2011 period partially offset by a decrease of approximately $1.3 million in interest expense, as a result of continued efforts to reduce higher cost liabilities, compared to the same corresponding 2011 period. This resulted in a decrease of net interest income of $1.5 million compared to the same period of 2011.  As we continue to experience low loan demand, there has been a decrease in our loans held-for-investment portfolio which has contributed to our decrease in interest income.   Non-interest income increased $828,000, or 22%, primarily as a result of increases in our rental income, gain on the sale of loans sold in the secondary market and gain on the sale of real estate acquired in settlement of loans.  Non-interest expense increased $68,000, or 0.50%, for the twelve month period primarily as a result of increase in salaries and benefits, provisions for losses on real estate acquired in settlement of loans and service bureau charges, partially offset by lower FDIC premiums compared to the same twelve month period of the prior year.

Average Balances, Interest and Yields.  The following table sets forth, for the periods indicated, information regarding:  (i) the total dollar amounts of interest income from interest- earning assets and the resulting average yields; (ii) the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs; (iii) net interest income; (v) interest rate spread; (v) average interest-earning assets and the total yield earned on average interest-earning assets; (vi) average interest-bearing liabilities, the amount of interest paid on such liabilities and the average interest rate paid on interest-bearing liabilities; and (vii) the ratio of total interest-earning assets to total interest-bearing liabilities.  Average balances, yields, and costs are calculated on the basis of month-end averages (except deposits, which are on the basis of daily averages) for all periods through December 31, 2012.

Weighted average yields and costs at December 31, 2012 are also indicated.  Non-accrual loans are included in total loan balances, lowering the effective yield for the loan portfolio in the aggregate.

	Year Ended December 31,			Year Ended December 31,
	2012			2011
	Average Balance	Interest(1)	Yield/ Cost	Average Balance	Interest(1)	Yield/ Cost
	(dollars in thousands)			(dollars in thousands)
Interest-earning assets:
Loans	$198,739	$11,496	5.78%	$226,214	$13,957	6.17%
Mortgage-backed securities	76,784	2,793	3.64	61,309	2,688	4.38
Investment securities (excluding MBS)	43,847	1,193	2.72	58,864	1,657	2.81
Other interest-earning assets	17,219	10	0.06	12,408	9	0.08
Total interest-earning assets (2)	$336,589	15,492	4.60%	$358,795	18,311	5.08%
Interest-bearing liabilities:
Deposits	235,443	2,635	1.12	251,550	3,902	1.55
Borrowings	69,167	2,026	2.88	78,250	2,111	2.66

Total interest-bearing Liabilities (2)	$304,610	4,661	1.53%	$329,800	6,013	1.82%

Net interest income/interest rate spread (3)		$10,831	3.07%		$12,298	3.26%
Net yield on interest-earning assets (4)			3.22%			3.43%
Ratio of interest-earning assets to interest-bearing liabilities			110.5%			108.79%

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

	Years Ended December			Years Ended December
	2012 v. 2011			2011 v. 2010
	Increase (Decrease)			Increase (Decrease)
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Increase(Decrease)	Volume	Rate	Increase(Decrease)
	(dollars in thousands)
Interest Income:
Loans(1)	$(1,696)	$(765)	$(2,461)	$(947)	$(187)	$(1,134)
Mortgage-backed securities	661	(488)	173	(1,034)	(495)	(1,529)
Investment securities	(422)	(42)	(464)	484	(226)	258
Other interest-earning assets	4	(3)	1	(1)	(10)	(11)
Total interest income	(1,453)	(1,298)	(2,751)	(1,498)	(918)	(2,416)
	.			.
Interest Expense:
Deposits	(250)	(1,020)	(1,270)	25	(1,021)	(996)
Other borrowings	(242)	157	(85)	(727)	(638)	(1,365)
Total interest expense	(492)	(863)	(1,355)	(702)	(1,659)	(2,361)
(Decrease) increase in net interest income	$(961)	$(435)	$(1,396)	$(796)	$741	$(55)

(1)         Includes approximately $155,000, $138,000, and $159,000 of loan fees earned for calendar 2012, 2011 and 2010 respectively.

Net Interest Income.  During 2012, net interest income before the provision for loan losses decreased $1.5 million or 11.9%, to $10.8 million from $12.3 million for 2011.  The decrease in interest income of $2.8 million was offset by a decrease of $1.3 million in interest expense during the year ending December 31, 2012.

The decrease in interest income during 2012 is due to a decrease in the average balance and, to a slightly lesser extent, average rates paid on our interest-earning assets during 2012 as compared to 2011.  For the year ended December 31, 2012, the average balance of our total interest-earnings assets decreased to $336.6 million from $358.8 million for the year ended December 31, 2011 while the average yield on our interest-earning assets decreased to 4.60% from 5.08% for the year ended December 31, 2011.  These decreases are primarily the result of a decrease in the average balance of our loan portfolio and investment securities offsetting the increase in our MBS as compared to the prior year.  The decrease in our investment securities is primarily the result of callable agencies that were called and the sale of approximately $2.8 million of our callable agencies, $5.0 million in corporate bonds and $2.3 million in municipal bonds.  Our loan portfolio average also decreased as a result of a reduction in our commercial real estate loans, as a result of loan pay-downs. The increase in the average MBS during 2012 was due to the purchase of approximately $27.0 million during the year offset by the sale of $53.0 million during the year, approximately $41.4 million of which were sold during the fourth quarter of 2012.  This resulted in a higher yearly average even as the balance of MBS was lower at December 31, 2012 compared to December 31, 2011.  This is the result of WSB repositioning the investment portfolio in accordance with the merger agreement as discussed in “Item 1. Business — Mortgage-Backed Securities (MBS)”.  The sold securities were primarily sold at a premium and we used the proceeds to purchase additional investment securities with Old Line Bancshares’ consent. The decrease in the average yield is primarily the result of lower interest rates on our loan portfolio, MBS portfolio and investment portfolio compared to the prior year due to a lower interest rate environment.  In addition, we experienced an increase in our restructured loans compared to the same period last year, which also negatively impacted the yield on our interest-earning assets.

The interest expense decrease during 2012 is attributable to a decrease in the average interest rate on our deposits and, to a lesser extent, the average volume of our interest-bearing liabilities. The decrease in the average balance and average rate paid on deposits was primarily due to the reduction of interest rates on our CDs.  The average cost of deposits decreased to 1.12% during 2012 from 1.55% during 2011 while the average cost of our borrowings increased to 2.88% during 2012 from 2.66% during 2011 resulting in our overall average cost of our interest-bearing liabilities decreasing to 1.53% for the year ended December 31, 2012 from 1.82% for the year ended December 31, 2011.  In addition, the average balance of interest-bearing liabilities decreased to $304.6 million for the year ended December 31, 2012 as compared to $329.5 million for the year ended December 31, 2011.  Average borrowings decreased $9.1 million as the result of the repayment of $16.0 million in FHLB advances.

For the year ending December 31, 2012, as compared to the year ending December 31, 2011, total deposits decreased $13.7 million primarily due to a decrease in our CDs.  The decrease in time deposits was a result of not retaining CDs that matured during 2012 due to our offering lower rates on these products compared to our competitors and the lower overall interest rate environment.  At December 31, 2012 and December 31, 2011, our time deposits were $90.6 million and $103.5 million, respectively, and the corresponding interest expense on these deposits during 2012 and 2011 was approximately $1.7 million and $2.7 million, respectively.  Time deposits at December 31, 2012, included 5 accounts totaling approximately $18.0 million received through brokers.  These funds were primarily used to fund loan originations and purchase investments.  These brokered accounts consist of individual accounts issued under master certificates in the broker’s name.  These types of accounts are covered by FDIC insurance.  We did not retain additional brokered deposits to replace all of the runoff during 2012 as we didn’t need to replenish the lost deposits at that time as a result of having access to other funding sources.  The interest rates on these brokered deposits are similar to our posted rates or less than the borrowed fund rates for similar terms.  As a result, we anticipate we may increase brokered deposits as a source of funding as needed in the future.

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

The allowance is increased by provisions for loan losses, which are charged to expense.  Charge-offs of loan amounts determined by management to be uncollectible or impaired decrease the allowance, while recoveries of loans previously charged-off are added back to the allowance.  We make provisions for loan losses in amounts considered by management necessary to maintain the allowance at an appropriate level to cover its estimate of losses inherent and probable in the loan portfolio, as established by use of the allowance methodology.  Under the methodology, we consider trends in credit risk against broad categories of homogenous loans, as well as a loan by loan review of loans criticized or classified by the Bank.  There was no provision for loan losses in 2012 compared to $200,000 in 2011.  The challenges caused by the recent recession and continuing high unemployment levels and uncertain real estate valuations have resulted in the Bank currently applying a loss history look back period for the allowance for loan losses of 12 months, which is shorter than the period the Bank had used historically.  During 2012, management determined no provision was necessary.  During 2011, management determined that based on updated appraisals on some of our loans, an additional provision was needed of $200,000. As of December 31, 2012, the allowance decreased by $3.0 million, or 49%, to $3.2 million or 1.76% of the loan portfolio from $6.1 million or 2.90% of the loan portfolio at December 31, 2011.  The change in the allowance was primarily due to the fact that the risk profile of our loan portfolio has improved as well as the reduction of our loan portfolio balance classified as held-for-investment, particularly our commercial secured by real estate loans.  This balance also continues to be reduced in 2012 as compared to 2011 based on the OCC guidance to eliminate specific reserves on collateral dependent loans and charge off these loans by the specific reserve amount.

During the year ended December 31, 2012, charge-offs were approximately $3.1 million and approximately $104,000 was recorded as recoveries for a net charge-off of $3.0 million, compared to charge-offs of approximately $4.4 million and approximately $46,000 recorded as recoveries for a net charge-off of $4.3 million for the year ending December 31, 2011.

We are intent on maintaining a strong credit review system and risk rating process. Management believes its evaluation as to the adequacy of the allowance as of December 31, 2012 are appropriate, however, provisions for 2012 are not necessarily indicative of future provisioning.  Subjective judgment is significant in the determination of the provision and allowance for loan losses, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans.  A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and/or charge-off is normal and to be expected.  Future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, which may result from changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio and the allowance.  Such review may result in additional provisions based upon the agencies’ judgments of information available at the time of each examination.

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

The $17.8 million loans held-for-sale portfolio has already been committed to be purchased by investors at December 31, 2012 and subsequent to December 31, 2012, and will be settled subsequent to that date.  Analysis of our history of sold loans indicates that minimal credit losses have been realized after the sale of loans, and therefore management does not consider these loans in determining the amount of the allowance.

The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2012, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Management’s analysis of our impaired loans represents a level of reserves of approximately $1.2 million for the period ending December 31, 2012 compared to approximately $2.9 million at December 31, 2011.  This balance continues to be reduced in 2012 as compared to 2011 based on the OCC guidance to eliminate specific reserves on collateral dependent loans and charge off these loans by the specific reserve amount.

The following table sets forth certain information as to the allowance for loan losses:

	Analysis of the Allowance for Loan Losses
	Year ended December 31,
	2012	2011	2010	2009	2008
				(dollars in thousands)

Average loans held for investment	$188,505	$218,203	$233,439	$244,553	$228,497

Total gross loans outstanding- held for investment at year end	$179,352	$211,478	$234,064	$249,236	$241,941

Allowance, beginning of year	$6,124	$10,220	$8,182	$4,973	$4,217
Charge-offs
single family	(1,292)	(1,334)	(773)	(823)	(493)
construction	(405)	—	(232)	(1,475)	(333)
other	(1,380)	(3,007)	(802)	(4,274)	(685)
	(3,077)	(4,341)	(1,807)	(6,572)	(1,511)
Recoveries:
single family	17	21	136	7	10
construction	—	10	25	240	2
other	87	14	334	84	25
Net charge-offs	(2,973)	(4,296)	(1,312)	(6,241)	(1,474)
Provision for loan losses	—	200	3,350	9,450	2,230

Allowance, end of year	$3,151	$6,124	$10,220	$8,182	$4,973

Allowance as a percentage of total gross loans-held for investment	1.76%	2.90%	4.37%	3.28%	2.06%
Net charge-offs as a percentage of average loans	1.58%	1.97%	0.56%	2.55%	0.65%

Our loans held-for-investment portfolio decreased $32.1 million, or 15.2% as of December 31, 2012, compared to December 31, 2011.  Our average loans held-for-investment also decreased by 13.6% for 2012 compared to 2011.  This decrease is primarily the result of a decrease in our commercial real estate mortgage loans secured by other properties due to slow demand in commercial lending and loan payoffs, which has resulted in a decrease in the portfolios of commercial business, commercial real estate, and residential land development loans to commercial borrowers.

The following table sets forth the allocation of the allowance for loan losses to each loan category as of the dates indicated.  The allowance established for each category is not necessarily indicative of future losses or charge offs for that category and does not restrict the use of the allowance to absorb losses in any category:

	Allocation of the Allowance for Loan Losses
	December 31,
	2012		2011		2010		2009		2008
	Allowance Amount	Percentage of loans in each category to Total loans(1)	Allowance Amount	Percentage of loans in each category to Total loans(1)	Allowance Amount	Percentage of loans in each category to Total loans(1)	Allowance Amount	Percentage of loans in each category to Total loans(1)	Allowance Amount	Percentage of loans in each category to Total loans(1)
							(dollars in thousands)

Single family	$1,194	39.76%	$1,980	38.56%	$3,849	33.70%	$1,910	33.25%	$1,342	32.47%
Non-Residential	503	16.75%	760	16.68%	1,214	17.62%	744	17.10%	163	3.94%
Commercial and Commercial Real Estate	1,197	37.46%	2,914	38.89%	3,502	40.80%	5,183	40.90%	2,009	48.55%
Construction	89	2.41%	67	2.11%	1,417	2.66%	116	2.93%	1,089	6.09%
Land and Development	163	3.39%	395	3.52%	226	4.99%	222	5.63%	364	8.80%
Other	5	0.23%	8	0.24%	12	0.23%	7	0.19%	6	0.15%
Total	$3,151	100.00%	$6,124	100.00%	$10,220	100.00%	$8,182	100.00%	$4,973	100.00%

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

	At December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single family	$5,088	$4,436	$9,164	$6,278	$3,651
Land	6,349	1,944	5,947	4,529	6,304
Construction	—	—	1,648	3,446	6,584

Non-mortgage loans:
Consumer	—	—	3	—	—
Commercial	8,290	6,459	10,298	11,655	1,129
Non-residential	5	—	—	1,046	659
Total non-accrual loans	19,732	12,839	27,060	26,954	18,327

Foreclosed real estate	5,182	4,821	6,056	5,653	5,446

Total non-performing assets	$24,914	$17,660	$33,116	$32,607	$23,773

Restructured loans on accrual status and not past due 90 days or more	$14,006	$16,770	$11,724	$3,136	$—
Total non-performing assets including restructured loans on accrual status	$38,920	$34,430	$44,840	$35,743	$23,773

Total non-performing loans to total loans held-for-investment	11.01%	6.07%	11.54%	10.80%	7.57%

Allowance for loan losses to total non-performing loans	15.97%	47.70%	37.77%	30.36%	27.14%

Total non-performing loans to total assets	5.54%	3.33%	6.83%	6.15%	4.03%

Total non-performing assets to total assets	6.99%	4.59%	8.36%	7.45%	5.23%

Ratio of non-performing assets and restructured loans on accrual status to total loan held-for investment	21.71%	16.28%	19.16%	14.35%	7.57%

Total non-accrual loans increased by $6.9 million, or 53.7%, to $19.7 million at December 31, 2012, compared to $12.8 million at December 31, 2011.  This increase is primarily the result of one of our commercial non-residential loans that has an outstanding principal balance of $5.9 million becoming non-accrual during 2012. We are currently working with the borrower to resolve the technical deficiency that caused the status change.  However the ability to resolve this technical deficiency has been hampered because one lending institution that is a participant in this transaction has been slow to respond.  We believe that the deficiency will be corrected by the end of the first quarter.

The allowance for loan losses is approximately 15.8% of non-accrual loans as of December 31, 2012, versus 47.7% at December 31, 2011.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

At December 31, 2012, total impaired loans were $33.7 million, or 18.82% of total loans held for investment, compared to $31.3 million, or 14.82% of total loans held-for-investment, at December 31, 2011.  Non-performing loans consisted of $19.7 million that were non-accrual loans at December 31, 2012 and approximately $22.7 million of troubled debt restructured loans, which included $8.7 million in non accrued status.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

The following table sets forth information as to loans defined as delinquent (three payments past due, less than the four months past due as presented on the previous schedule) on which we continued to accrue interest.

	At December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Loans past due (three payments past due):
Mortgage loans:
Single family	$537	$1,783	$663	$925	$2,271
Land	56	58	193	1,336	2,450
Construction	—	—	—	—	992

Non-mortgage loans:
Commercial	1,059	260	2,570	146	25

Total past due loans-still accruing	$1,652	$2,101	$3,426	$2,407	$5,738

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

For the year ending December 31, 2012, there was a $331,000 provision for OREO losses compared to a $266,000 provision for OREO losses for the year ended December 31, 2011.  This provision is primarily the result of a reduction of the values of our OREO properties.  The provision for OREO losses was expensed during the respective period for OREO property as is our practice when information is obtained that indicates the fair value is less than its carrying value.  The value of OREO property held due to foreclosures at December 31, 2012 and 2011 were $5.1 million and $4.8 million, respectively.  At December 31, 2012, OREO properties consist of $913,000 in residential construction properties, $1.4 million in lot properties, $622,000 in 1 — 4 residential properties and $2.2 million in commercial real estate properties. Management is actively seeking buyers for these properties.

Non-Interest Income.  Total non-interest income for the year ending December 31, 2012 was $4.5 million compared to $3.7 million for the year ending December 31, 2011, an increase of $828,000, or 22.3%.  The increase in non-interest income for the current twelve month period is primarily attributable to increases of $224,000 in rental income, $204,000 on the gain on sale of loans,  $155,000 on the sale of real estate acquired in settlement of loans, $126,000 in loan related fees and $73,000 on the gain on the sale of MBS and investment securities.

Net gain on the sale of mortgage-backed securities and investment securities for the period ending December 31, 2012 included approximately $635,000 pre-tax, $385,000 net of tax, compared to $562,000 pre-tax, $341,000 net of tax, for the same twelve month period of 2011.  Gain on the sale of investments is the result of the Bank selling approximately $53.2 million of our MBS, $2.6 million of our callable agencies, $5.0 million corporate bonds and $2.3 million municipal bonds.  Also, $43.5 million of callable investments were called prior to maturity.  The net gain during the 2011 period resulted from the sale of approximately $11.0 million of our MBS and $42.0 million of our callable agencies, of which included $32.0 million of investments being called prior to maturity.

In accordance with the merger agreement, WSB repositioned a portion of the investment portfolio by selling existing securities and purchasing new securities with Old Line Bancshares’ consent.  This consisted of selling the five remaining non-agency MBS that were rated less that investment grade by at least one rating agency.  We expect to continue to reposition the investment portfolio in order to attempt to minimize any potential adjustment to the total consideration upon closing of the merger.

The $224,000 increase in rental income is due to rent received from available rental space located in the corporate office building in Bowie, MD that had been previously vacant.

The $155,000 increase on the gain on sale of real estate acquired in settlement of loans during 2012 is due to the gain on the sale of eleven properties resulting in a net gain of $191,000 compared to the sale of ten properties resulting in a net gain of $36,000 during 2011.

Gain on the sale of loans increased $204,000 for the year ending December 31, 2012, compared to last year.  Gain on sale of loans includes servicing release fees and discount points earned on loans sold.  The increase in the gain on sale of loans compared to the same period of 2011 is primarily due to an increase in the number of new originations, overall higher premiums and increased collection of up-front fees associated with those loans. Our ability to realize gains in future periods will depend largely on interest rates and the demand for mortgage loans.

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

Loan-related fees, which consist primarily of late fees, document preparation fees, tax service fees and construction inspection fees, increased $126,000 during the year ended December 31, 2012, due primarily to the increase of upfront loan fees.  We originated approximately 423 loans that were sold in the secondary market totaling $130.1 million during fiscal 2012, compared to 388 loans totaling $109.3 million during fiscal 2011.

Other income includes primarily fees from our deposit-based operations. The $28,000 increase in other income during 2012 is primarily the result of an increase in miscellaneous and other fee income.

Non-Interest Expenses.  Non-interest expenses were $13.9 million and $13.8 million for the years ended December 31, 2012 and 2011, respectively.

The $68,000 increase in non-interest expenses during the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily due to an increase of $71,000 in salaries and benefits, $65,000 in provision for loss on real estate acquired in settlement of loans and $148,000 in other expenses, partially offset by decreases of $110,000 in deposit insurance premiums and assessments, $55,000 in service contracts and $31,000 in advertising.

The increase in salaries and benefits is primarily the result of increased employee benefits expense, annual increases and commission paid to our loan originators. Benefit costs increased due to higher medical and life insurance premiums.  We have reduced the number of paid commission loan personnel, however, these commissions are based on production and our production level increased compared to 2011.  Salaries and benefit costs fluctuate based on the number of loan originators needed to meet the current loan demand.  As of December 31, 2012, we have 16 mortgage loan originators.  We cannot anticipate what impact this may have on future earnings.

The increase in the provision for OREO losses was due to OREO properties with a fair value less than the original carrying value.  These increases are the result of obtaining updated appraisal and/or evaluations on the properties that have been classified as real estate owned, which resulted in additional write downs of certain properties. Continuing declines in real estate prices may affect the carrying OREO balances.

The decrease in deposit insurance premiums is the result of an overall decrease in FDIC assessment rates for smaller institutions.  During the third quarter of 2011, FDIC changed the calculation formula to charge assessments on average assets, which resulted in lower premiums for WSB.

The decrease in service contracts is the result of a reduction of less service calls as compared to the previous year.  The decrease in advertising is the result of a reduction of our advertising campaign for our mortgage departments as a result of the pending merger.

Professional services fees increased $20,000 during the year ended December 31, 2012.  This increase is a result of additional legal and investment banker fees associated with the Merger Agreement and pending merger with Old Line Bancshares, partially offset by reduced legal expenses during the first nine months of 2012 associated with litigation during 2011 on two of our loans that was resolved in June 2012.  We expect that professional services fees will remain elevated as we work toward stockholder approval and closing of the merger, which we expect to be completed in the second quarter of 2013.

Other expense increased primarily as a result of $42,000 in expenses related to our status as an SEC reporting company and $34,000 in director fees.  The increase for both of these expenses is primarily the result of additional expenses associated with the pending merger.  The additional expenses related to our status as an SEC reporting company was the result of fees and charges associated with the preparation of the required approval applications and fees associated with announcements of the merger. Director fees increased as a result of additional meetings held during the year in connection with the pending merger.

Income Taxes.  Although we generally provide for income taxes at substantially equivalent statutory rates, the tax effects of certain operations have caused variances in our overall effective tax rates from year to year.  As a result, a tax expense of $429,000 was recognized for the year ended December 31, 2012 compared to a tax expense of $712,000 for the year ended December 31, 2011.  The tax expense was the result of pre-tax earnings of $1.4 million, which included the exclusion of income for the bank owned life insurance and a state tax benefit attributable to our investments portfolio which consists of U.S. Agencies.  The tax expense for 2011 was the result of pre-tax earnings of $2.0 million, which included the exclusion of income for the bank owned life insurance and a state tax benefit attributable to our investment portfolio which consists of U.S. Agencies.  The effective tax rates were 29.5% and 36.3% for years ended December 31, 2012 and 2011, respectively.

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

Financial Condition and Liquidity.

General.

Total assets were $356.5 million at December 31, 2012 as compared to $385.0 million at December 31, 2011.  The $28.5 million, or 7.4%, decrease in assets at December 31, 2012 was principally attributable to a decrease of $32.1 million in loans held for investment and $56.0 million in MBS, offsetting the increase of $37.0 million in cash and cash equivalents and $14.2 million in investment securities available-for-sale.  As our loan portfolio decreased due to loan payoffs and principle pay-downs, we reinvested into agency callable securities.  In accordance with the merger agreement announced on September 10, 2012, WSB has been repositioning a portion of the investment portfolio by selling existing securities and purchasing new securities with Old Line Bancshares’ consent.  We expect to continue to reposition the investment portfolio in order to attempt to minimize any potential adjustment to the total consideration upon closing of the merger.

Liabilities decreased by $29.5 million, or 8.9%, to $301.2 million at December 31, 2012 as compared to $330.7 million at December 31, 2011, as a result of a decrease of $16.0 million in our borrowings and $13.6 in our total deposits.  The decrease in deposits is the result of a decrease in our time deposits as a result of reductions of $12.9 million in CDs and $745,000 in our savings and NOW accounts.  Management directed its focus to decrease its core savings and NOW accounts by decreasing the rates we offer on these products so that our rate is slightly lower than the rate offered by our competitors.  Previously, we had generally sought to lengthen our deposit maturities and decrease the effect of short-term interest rate swings through the pricing of our CDs.

Liquidity.  We must meet requirements for liquid assets and for liquidity described in “Part I, Item 1, Business—Supervision and Regulation—Liquidity Requirements.”  As of December 31, 2012, we had $41.4 million of cash and cash equivalents.  Further, we had $77.6 million of unpledged investment securities. At December 31, 2012, we had approximately $43.8 million of availability on our FHLB line and $12.0 million of availability on our secured lines of credit with correspondent banks.

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

Credit Commitments. The following table lists our credit commitments as of December 31, 2012. Off-balance sheet financial instruments include commitments to extend credit, standby letters of credit, operating lease obligations and financial guarantees. See Note 16 in our notes to consolidated financial statements contained elsewhere in this report for a complete description of off-balance sheet financial instruments.

Year ended
December 31, 2012
(dollars in thousands)

Commitments to extend credit	$5,261
Stand by letters of credit	531
Unused lines of credit	10,203

Total	$15,995

Capital.  Current statutory provisions and OCC regulations establish standards for capital, require subsidiaries of a federally-chartered thrift institution to be separately capitalized, and require investments in and extension of credit to any subsidiary engaged in activities not permissible for a national bank to be deducted in the computation of an institution’s regulatory capital. The Bank’s regulatory risk-based capital reflects a decrease of $861,000, while its regulatory assets reflect a decrease of $1.4 million, both of which represent unrealized gains (after-tax for capital deductions and pre-tax for asset deductions, respectively) on MBS and investment securities classified as available-for-sale. See “Part I, Item 1, Business- Supervision and Regulation”, “Part I, Item 1, Business—Subsidiaries” and Note 12 of Notes to Consolidated Financial Statements contained in “Part II, Item 8” of this report.  The minimum regulatory capital and ratios required, the Bank’s actual regulatory capital and ratios, and the amount by which the Bank’s ratios exceed the minimum regulatory requirements, as of December 31, 2012, are as follows:

Capital Category	Regulatory Ratios Required	Bank’s Ratios	Bank’s Excess of Requirements	Calculations Based Upon

Leverage	$13,955,308	$45,503,884	$31,548,576	$45,503,884	Regulatory Capital
	4.00%	13.04%	9.04%	$348,882,700	Regulatory Assets

Tangible	$5,233,241	$45,503,884	$40,270,644	$45,503,884	Regulatory Capital
	1.50%	13.04%	11.54%	$348,882,700	Regulatory Assets

Risk-Based	$16,079,652	$47,461,707	$31,382,055	$47,461,707	Regulatory Capital
	8.00%	23.61%	15.61%	$200,995,655	Risk-Weighted Assets

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012, is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

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

[Stegman & Company Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

WSB Holdings, Inc.

Bowie, Maryland

We have audited the accompanying consolidated statements of financial condition of WSB Holdings, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 14, 2013

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2012 AND DECEMBER 31, 2011

	December 31,	December 31,
	2012	2011
ASSETS

CASH AND CASH EQUIVALENTS:
Cash	$2,315,185	$437,414
Federal funds sold	39,114,092	3,964,439

Total cash and cash equivalents	41,429,277	4,401,853

LOANS RECEIVABLE:
Held for sale	17,844,400	10,245,483

Held for investment	179,352,290	211,477,704
less: allowance for loan losses	(3,151,476)	(6,124,116)

Loans receivable held-for-investment - net	176,200,814	205,353,588

Total loans receivable - net	194,045,214	215,599,071

Mortgage-backed securities - available for sale at fair value	24,809,365	80,808,257
Investment securities - available for sale at fair value	59,117,873	44,937,185
Investment in Federal Home Loan Bank Stock, at cost	3,636,100	4,503,700
Accrued interest receivable on loans	829,567	1,023,847
Accrued interest receivable on investments	345,829	693,967
Real estate acquired in settlement of loans	5,182,403	4,820,634
Bank owned life insurance	12,824,768	12,368,974
Premises and equipment - net	4,752,789	4,807,206
Deferred tax assets	6,668,201	8,574,590
Other assets	2,851,087	2,422,102

TOTAL ASSETS	$356,492,473	$384,961,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest bearing	$6,668,011	$5,256,111
Interest-bearing	224,764,003	239,794,477

Total Deposits	231,432,014	245,050,588

Federal Home Loan Bank borrowings	68,000,000	84,000,000
Advances from borrowers for taxes and insurance	469,701	426,238
Accounts payable, accrued expenses and other liabilities	1,265,196	1,211,550

Total Liabilities	301,166,911	330,688,376

STOCKHOLDERS’ EQUITY :
Preferred stock, no stated par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value. 8,016,607 and 7,995,232 shares issued and outstanding	802	799
Additional paid-in capital	11,206,794	11,095,646
Retained earnings - substantially restricted	43,256,158	42,230,566
Accumulated other comprehensive income	861,808	945,999

Total stockholders’ equity	55,325,562	54,273,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$356,492,473	$384,961,386

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2012	Year Ended December 31, 2011
INTEREST INCOME:
Interest and fees on loans	$11,496,188	$13,957,048
Interest on mortgage-backed securities	2,793,416	2,687,859
Interest and dividends on investments	1,202,848	1,666,129

Total interest income	15,492,452	18,311,036

INTEREST EXPENSE:
Interest on deposits	2,634,980	3,902,298
Interest on other borrowings	2,025,970	2,111,356

Total interest expense	4,660,950	6,013,654

NET INTEREST INCOME	10,831,502	12,297,382
Provision for loan losses	—	200,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,831,502	12,097,382

NON-INTEREST INCOME:
Loan-related fees	524,759	398,935
Gain on sale of loans	1,739,016	1,534,725
Gain on sale of mortgage-backed securities - available-for-sale	189,264	401,052
Gain on sale of investment securities - available-for-sale	445,727	161,439
Loss on disposal of premises and equipment	(9,198)	(2,005)
Rental income	645,294	421,118
Gain on sale of real estate acquired in settlement of loans	191,229	36,442
Service charges on deposits	138,337	112,627
Bank owned life insurance	455,794	457,173
Other income	219,998	190,599

Total non-interest income	4,540,220	3,712,105

NON-INTEREST EXPENSES:
Salaries and benefits	7,226,635	7,156,348
Occupancy expense	703,351	677,885
Deposit insurance premiums and assessments	632,418	742,078
Depreciation	444,237	446,770
Advertising	296,625	327,397
Service bureau charges	551,116	497,979
Service charges from banks	25,018	24,399
Service contracts	309,319	364,213
Stationery, printing and supplies	147,547	167,910
Foreclosure costs	538,586	581,508
Professional services	582,312	562,808
Other taxes	264,316	316,630
Provisions for losses on real estate acquired in settlement of loans	331,454	266,283
Other expenses	1,864,367	1,716,711

Total non-interest expenses	13,917,301	13,848,919

EARNINGS BEFORE INCOME TAXES	1,454,421	1,960,568

INCOME TAX EXPENSE	428,829	711,759

NET EARNINGS	$1,025,592	$1,248,809

OTHER COMPREHENSIVE INCOME (NET OF TAX)
Unrealized gains on securities	300,360	1,522,861
Reclassification adjustment for gain on sale of securiities realized in net income (net of taxes of $250,440 and $221,846)	(384,551)	(340,645)
TOTAL COMPREHENSIVE INCOME	941,401	2,431,025

BASIC EARNINGS PER COMMON SHARE	$0.13	$0.16

DILUTED EARNINGS PER COMMON SHARE	$0.13	$0.16

AVERAGE COMMON SHARES OUTSTANDING	7,998,081	7,987,720

AVERAGE DILUTED COMMON SHARES	7,998,439	7,988,148

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income(Loss)	Equity

BALANCES, JANUARY 1, 2011	$792	$10,872,561	$40,981,757	$(236,217)	$51,618,893

Exercise of stock options	7	220,635	—	—	220,642

Tax effect of stock options exercised	—	2,450			2,450

Net earnings	—	—	1,248,809	—	1,248,809

Other comprehensive gain-unrealized gain on available for sale securities				1,182,216	1,182,216

BALANCES, DECEMBER 31, 2011	799	11,095,646	42,230,566	945,999	54,273,010

Exercise of stock options	3	111,148	—	—	111,151

Net earnings	—	—	1,025,592	—	1,025,592

Other comprehensive gain-unrealized gain on available for sale securities				(84,191)	(84,191)

BALANCES, DECEMBER 31, 2012	$802	$11,206,794	$43,256,158	$861,808	$55,325,562

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$1,025,592	$1,248,809
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Provision for loan losses	—	200,000
Provision for losses on real estate acquired in settlement of loans	331,454	266,283
Depreciation	444,237	446,770
Loss on disposal on premises and equipment	9,198	2,005
Accretion of (discounts)/premiums on investment securities	447,127	194,959
Gain on sale of MBS- available for sale	(189,264)	(401,052)
Gain on sale of investment securities- available for sale	(445,727)	(161,439)
Gain on sale of other real estate owned	(191,229)	(36,442)
Gain on sale of loans	(1,739,016)	(1,534,725)
Loans originated for sale	(127,463,294)	(109,204,387)
Proceeds from sale of loans originated for sale	119,864,377	123,128,500
Increase in cash surrender value of bank owned life insurance	(455,794)	(457,173)
(Increase) decrease in other assets	(428,985)	930,185
Decrease (increase) in accrued interest receivable	542,418	(82,085)
Change in deferred income taxes	1,961,219	485,140
Change in federal income taxes receivable	—	629,167
Excess tax benefits from stock-based compensation	—	(2,450)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	53,646	(38,920)
Decrease in accrued interest payable	(4,964)	(18,178)
(Decrease) increase in net deferred loan fees	(33,041)	21,277

Net cash (used in) provided by operating activities	(6,272,046)	15,616,244

INVESTING ACTIVITIES:

Net decrease in loans receivable- held for investment	28,853,800	16,780,950
Purchase of mortgage-backed securities - available for sale	(26,766,515)	(48,440,935)
Purchase of investment securities - available for sale	(68,686,690)	(65,522,600)
Proceeds from sales, calls, and maturities of mortgage-backed securities	82,842,854	27,839,957
Proceeds from sales, calls and maturities of investment securities-available for sale	54,477,400	43,360,570
Redemption of Federal Home Loan Bank Stock	867,600	998,100
Purchase of premises and equipment	(399,019)	(453,306)
Development of real estate acquired in settlement of loans	(199,306)	(104,178)
Proceeds from sale of real estate acquired in settlement of loans	1,768,342	4,133,092

Net cash provided by (used in) investing activities	72,758,466	(21,408,350)

FINANCING ACTIVITIES:

Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(862,928)	29,050,312
Proceeds from issuance of certificates of deposit	18,395,790	10,528,020
Payments for maturing certificates of deposit	(31,146,472)	(61,090,708)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	43,463	(53,242)
(Decrease) increase in FHLB Advances	(16,000,000)	8,000,000
Proceeds from exercise of stock options	111,151	223,092
Excess tax benefits from stock-based compensation	—	2,450

Net cash used in financing activities	(29,458,996)	(13,340,076)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,027,424	(19,132,182)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,401,853	23,534,035

CASH AND CASH EQUIVALENTS, END OF PERIOD
	$41,429,277	$4,401,853

CASH PAID DURING THE PERIOD FOR:

Income taxes	$—	$—

Interest	$4,642,225	$6,035,137

Non-cash transactions:
Real estate acquired in settlement of loans	$2,071,030	$3,023,444

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and DECEMBER 31, 2011

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

Loans Receivable - We originate mortgage, commercial and consumer loans for portfolio investment and mortgage loans for sale in the secondary market.  During the period of origination, mortgage loans are designated as either held-for-sale or held-for-investment purposes.  Mortgage loans held-for-sale are carried at the lower of cost or fair value, determined on an individual loan basis. There was no valuation allowance required as of December 31, 2012 or December 31, 2011 on loans held-for-sale. The loans sold basis include any deferred loan fees and costs. Loans held-for-investment is stated at their principal balance outstanding net of related deferred fees and cost. Transfers of loans held-for-investment to the held-for-sale portfolio are recorded at the lower of cost or market value on the transfer date with any reduction in a loan’s value reflected as a write-down of the recorded investment resulting in a new cost basis with a corresponding charge to the allowance for loan losses.

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

Mortgage Banking Activities — It is our current practice to sell mortgage loans without retaining loan servicing rights (commonly referred to as “servicing released”). We have not purchased mortgage loans with servicing rights subsequent to 1994.  Prior to 1995, we originated and sold some mortgage loans with servicing retained.  The accounting treatment in effect at that time prohibited the capitalization of mortgage rights on internally originated loans that were subsequently sold.  Accordingly, there are no capitalized mortgage servicing assets at December 31, 2012 and December 31, 2011.

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

The tax years before 2009 are no longer subject to U.S. Federal tax examinations.

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

Reclassifications - Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2012 presentation.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The guidance is effective for the Company’s reporting period ended March 31, 2012.  The provisions of this guidance , which were adopted effective for the Company’s quarter ended March 31, 2012, did not have a material impact on the Company’s consolidated results of operations, financial condition or disclosure.

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

In February 2013 FASB issued ASU 2013-02, “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”.  The objective of the new guidance is to improve the transparency of reporting reclassifications out of accumulated other comprehensive income (“OCI”) by requiring entities to present in one place information about significant amounts reclassified and, in some cases, to provide cross references to related footnote disclosures.  The amendments do not change the current requirements for reporting net income or OCI, nor do they require new information to be disclosed.  The amendments should be applied prospectively and are effective for public entities in both interim and annual reporting periods beginning after December 15, 2012.

2.                      LOANS RECEIVABLE

Loans receivable held-for-investment consists of the following:

	December 31,

2012

2011

FIRST MORTGAGE LOANS:
Secured by single-family residences	$67,113,044	$79,719,713
Secured by 5 or more- residential	2,211,044	3,068,229
Secured by other properties	30,111,544	35,357,446
Construction loans	4,495,641	3,984,630
Land and land development loans	6,085,545	7,450,684
Land acquisition loans	290,249	492,120

	110,307,067	130,072,822
SECOND MORTGAGE LOANS	1,678,060	1,977,851

COMMERCIAL AND OTHER LOANS:
Commercial -secured by real estate	65,498,712	76,607,916
Commercial	1,838,454	2,735,036
Loans secured by savings accounts	166,699	149,992
Consumer installment loans	250,487	354,317

	179,739,479	211,897,934

LESS:
Allowance for loan losses	(3,151,476)	(6,124,116)
Deferred loan fees	(387,189)	(420,230)

TOTAL LOANS RECEIVABLE HELD-FOR-INVESTMENT	$176,200,814	$205,353,588

We originate adjustable and fixed interest rate loans.  The adjustable rate loans have interest rate adjustment limitations and are generally indexed to the 1- or 3-year U.S. Treasury index.  Future market factors may affect the correlation of the interest rate adjustment with the rates we pay on the short-term deposits that have been primarily utilized to fund these loans.  Adjustable interest rate loans at December 31, 2012 and December 31, 2011 were $2.5 million and $6.7 million, respectively.

Allowance for Loan Losses -

Allowance for loan losses and recorded investment in loans for the years ended December 31, 2012 and 2011 is summarized as follows:

For the year ended December 31, 2012	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,259	$9	$404	$3,449	$3	$6,124
Charge-offs	(1,292)	(405)	(464)	(916)	—	(3,077)
Recoveries	17	—	14	73	—	104
Provisions	713	485	209	(1,409)	2	—
Ending Balance	1,697	89	163	1,197	5	3,151
Ending Balance: individually evaluated for impairment	573	0	74	566	0	1,213
Ending Balance: collectively evaluated for impairment	1,124	89	89	631	5	1,938

Loans:
Ending Balance	$101,113	$4,496	$6,376	$67,337	$417	$179,739
Ending Balance: individually evaluated for impairment	15,700	—	4,844	13,189	5	33,738
Ending Balance: collectively evaluated for impairment	85,413	4,496	1,532	54,148	412	146,001

For the year ended December 31, 2011	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,891	$326	$2,932	$4,067	$4	$10,220
Charge-offs	(1,334)	—	(2,570)	(434)	(4)	(4,342)
Recoveries	21	10	4	10	1	46
Provisions	681	(327)	38	(194)	2	200
Ending Balance	2,259	9	404	3,449	3	6,124
Ending Balance: individually evaluated for impairment	1,057	0	283	1,595	0	2,935
Ending Balance: collectively evaluated for impairment	1,202	9	121	1,854	3	3,189

Loans:
Ending Balance	$120,123	$3,985	$7,943	$79,343	$504	$211,898
Ending Balance: individually evaluated for impairment	13,588	—	3,486	14,256	—	31,330
Ending Balance: collectively evaluated for impairment	106,535	3,985	4,457	65,087	504	180,568

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

Credit quality indicators as of December 31, 2012 are as follows:

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

The credit risk profile by internally assigned grade under the Allowance for Loan Losses for the years ended December 31, 2012 and 2011 are as follows:

For the year ended December 31, 2012	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Pass	$90,846	$4,496	$1,916	$53,279	$412	$150,949
Special Mention	1,111	—	25	477	—	1,613
Substandard	9,082	—	4,390	13,581	5	27,058
Doubtful/Loss	74	—	45	—	—	119
Total	$101,113	$4,496	$6,376	$67,337	$417	$179,739

For the year ended December 31, 2011	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Pass	$101,738	$3,985	$3,726	$50,130	$504	$160,083
Special Mention	4,501	—	58	12,251	—	16,810
Substandard	13,724	—	3,889	16,875	—	34,488
Doubtful/Loss	160	—	270	87	—	517
Total	$120,123	$3,985	$7,943	$79,343	$504	$211,898

Information on impaired loans for the years ended December 31, 2012 and 2011 is as follows:

For the year ended December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Residential Real Estate	$5,166	$5,166	$—	$6,839	$298
Construction	—	—	—	—	—
Land and Land Acquisition	2,157	2,157	—	3,626	63
Commercial Real Estate and Commercial	2,159	2,159	—	2,401	27
Consumer	5	5	—	7	1
With an allowance recorded:
Residential Real Estate	$9,968	$10,534	$573	$10,102	$472
Construction	—	—	—	—	—
Land and Land Acquisition	2,613	2,687	74	2,670	66
Commercial Real Estate and Commercial	10,457	11,030	566	10,501	533
Consumer	—	—	—	—	—
Total
Residential Real Estate	$15,134	$15,700	$573	$16,941	$770
Construction	—	—	—	—	—
Land and Land Acquisition	4,770	4,844	74	6,296	129
Commercial Real Estate and Commercial	12,616	13,189	566	12,902	560
Consumer	5	5	—	7	1

For the year ended December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Residential Real Estate	$1,569	$2,467	$—	$2,484	$82
Construction	—	—	—	—	—
Land and Land Acquisition	1,273	2,300	—	2,309	58
Commercial Real Estate and Commercial	101	101	—	162	19
Consumer	—	—	—	—	—
With an allowance recorded:
Residential Real Estate	$10,962	$12,019	$1,057	$11,057	$542
Construction	—	—	—	—	—
Land and Land Acquisition	1,930	2,213	283	1,938	77
Commercial Real Estate and Commercial	12,560	14,155	1,595	14,781	501
Consumer	—	—	—	—	—
Total
Residential Real Estate	$12,531	$14,486	$1,057	$13,541	$624
Construction	—	—	—	—	—
Land and Land Acquisition	3,203	4,513	283	4,247	135
Commercial Real Estate and Commercial	12,661	14,256	1,595	14,943	520
Consumer	—	—	—	—	—

At December 31, 2012 and 2011, nonaccrual loans are $19.7 million and $12.8 million, respectively.

An age analysis of past due loans as of December 31, 2012 and 2011 are as follows:

For the year ended December 31, 2012	2 payments Past Due	3 payments Past Due	Non-Accrual Loans	Total Past Due	Current	Total
	(dollars in thousands)
Residential Real Estate	1,842	1,329	5,088	8,259	92,855	101,114
Construction	—	—	—	—	4,496	4,496
Land and Land Acquisition	—	25	6,349	6,374	1	6,375
Commercial Real Estate and Commercial	3,043	988	8,290	12,321	55,016	67,337
Consumer	—	—	5	5	412	417
Total	4,885	2,342	19,732	26,959	152,780	179,739

For the year ended December 31, 2011	2 payments Past Due	3 payments Past Due	Non-Accrual Loans	Total Past Due	Current	Total
	(dollars in thousands)
Residential Real Estate	3,578	2,043	4,436	10,057	110,066	120,123
Construction	—	—	—	—	3,985	3,985
Land and Land Acquisition	2,197	58	1,823	4,078	3,865	7,943
Commercial Real Estate and Commercial	1,617	—	6,580	8,197	71,146	79,343
Consumer	—	—	—	—	504	504
Total	7,392	2,101	12,839	22,332	189,566	211,898

Loans on which the recognition of interest has been discontinued amounted to approximately $19.7 million and $12.8 million at December 31, 2012 and 2011, respectively.  If interest income had been recognized on those loans at their stated rates during the years ending December 31, 2012 and 2011, interest income would have been increased by approximately $2.0 million and $1.1 million, respectively. The total allowance for loan losses on these impaired loans was approximately $512,000 and $2.9 million at December 31, 2012 and 2011, respectively.

The impaired loans included in the table above were comprised of collateral dependent 1-4 residential real estate, lot loans, commercial real estate loans and consumer loans. The average recorded investment in impaired loans was $36.1 million and $32.7 million at December 31, 2012 and 2011, respectively, which included an average recorded balance in non-performing loans of $13.7 million and $19.3 million at December 31, 2012 and 2011, respectively.

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

We had approximately $22.7 million in TDRs, with approximately $2.5 million added during the twelve month period ending December 31, 2012, the majority of which were on accrual status.

December 31, 2012 (in thousands)	TDRs on Non- Accural Status	TDRs on Accrual Status	Total TDRs

Residential Real Estate	$775	$9,907	$10,682
Land and Lot Loans	943	762	1,705
Commercial Real Estate	6,977	3,337	10,314

Total TDRs	$8,695	$14,006	$22,701

December 31, 2011 (in thousands)	TDRs on Non- Accural Status	TDRs on Accrual Status	Total TDRs

Residential Real Estate	$267	$7,349	$7,616
Land and Lot Loans	931	1,689	2,620
Commercial Real Estate	687	9,453	10,140

Total TDRs	$1,885	$18,491	$20,376

We consider an impaired loan to be performing to its modified terms if the loan is not past due 30 day or more as of the report date.

The following presents, by class, information related to loans modified in a TDR during the twelve months ending December 31, 2012 and 2011.

	Loans Modified as a TDR for the Twelve Months Ended
	December 31, 2012		December 31, 2011
Troubled Debt Restructurings:	Number of	Recorded Investment	Number of	Recorded Investment
(dollars in thousands)	Contracts	(as of period end)	Contracts	(as of period end)

Residential Real Estate	14	$2,202	12	$5,140
Land and Lot Loans	1	$64	4	$906
Commerical Real Estate	1	99	9	1,867

Total TDRs	16	$2,365	25	$7,913

The following reflects a summary of TDR loan modifications outstanding and respective performance under the modified terms as of December 31, 2012.

	TDRs	TDRs Not
	Performing to	Performing to	Total
December 31, 2012 (in thousands)	Modified Terms	Modified Terms	TDRs

Residential Real Estate
Rate reduction	$9,021	$924	$9,945
Extension or other modification	581	156	737
Total residential TDRs	$9,602	$1,080	$10,682

Land and Lot Loans:
Rate reduction	$762	$912	$1,674
Extension or other modification	—	31	31
Total Land and Lot Loans	$762	$943	$1,705

Commercial:
Rate reduction	$875	$7,536	$8,411
Extension or other modification	—	1,903	1,903
Total commercial TDRs	$875	$9,439	$10,314
Total TDRs	$11,239	$11,462	$22,701

	TDRs	TDRs Not	Total TDRs
	Performing to	Performing to
December 31, 2011 (in thousands)	Modified Terms	Modified Terms

Residential Real Estate
Rate reduction	$6,509	$527	$7,036
Extension or other modification	579	—	579
Total residential TDRs	$7,088	$527	$7,615

Land and Lot Loans:
Rate reduction	$1,079	$989	$2,068
Extension or other modification	553	—	553
Total Land and Lot Loans	$1,632	$989	$2,621

Commercial:
Rate reduction	$8,050	$2,090	$10,140
Extension or other modification	—		—
Total commercial TDRs	$8,050	$2,090	$10,140
Total TDRs	$16,770	$3,606	$20,376

The following presents loans modified in a TDR that defaulted during the twelve month periods ending December 30, 2012 and 2011, and within twelve months of their modification date. A TDR is considered to be in default once it becomes 30 days or more past due following a modification.

	Twelve Months ended
TDRs that Defaulted During the Period,	December 31, 2012		December 31, 2011
Within Twelve Months of Modification Date	Number of	Recorded Investment	Number of	Recorded Investment
(dollars in thousands)	Contracts	(as of period end)	Contracts	(as of period end)

Residential Real Estate	8	$1,082	11	$2,128
Lot Loans	3	322	13	1,660
Commercial Real Estate	2	869	5	7,682

Total TDRs	13	$2,273	29	$11,470

Non-residential real estate loans had an outstanding balance of $30.1 million and $35.4 million at December 31, 2012 and 2011, respectively.  These loans are considered by management to have somewhat greater risk of collectability due to the dependence on income production.  Additionally, all of our non-residential real estate loans were collateralized by real estate (primarily warehouse and office space) in the Washington, D.C. metropolitan area.

We originate and participate in land and land development loans, real estate construction loans and commercial real estate loans, the proceeds of which are used by the borrower for acquisition, development, and construction purposes.  Often the loan arrangements require us to provide, from the loan proceeds, amounts sufficient for payment of loan fees and anticipated costs during acquisition, development, or construction, including interest.  This type of lending is considered by management to have higher risks.  At December 31, 2012 and 2011, the undisbursed portion of such loans totaled $10.2 million and $11.0 million, respectively.

We have made loans to certain of the Bank’s executive officers and directors. These loans were made on substantially the same terms, including interest rate and collateral requirements, as those prevailing at the time for comparable transactions with unrelated customers. The risk of loss on these loans is considered to be no greater than for loans made to unrelated customers.

The following schedule summarizes changes in amounts of loans outstanding to executive officers and directors:

	Years ended
	December 31,
	2012	2011

Balance at beginning of year	$5,054,698	$4,928,053
Additions	145,798	1,622,208
Repayments	(1,299,341)	(1,495,563)

Balance at end of year	$3,901,155	$5,054,698

3.                    MORTGAGE-BACKED SECURITIES

Mortgage-backed securities consisted of the following:

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLMC pass-through certificates	3,220,880	141,916	—	3,362,796
FNMA pass-through certificates	8,667,364	467,908	—	9,135,272
Other pass-through certificates	11,536,733	774,564	—	12,311,297

	$23,424,977	$1,384,388	$—	$24,809,365

Weighted average interest rate	3.58%

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
GNMA certificates	$7,126,518	$226,129	$—	$7,352,647
Private label collaterized mortgage obligations	17,026,220	17,241	684,135	16,359,326
FHLMC pass-through certificates	4,904,114	181,994	—	5,086,108
FNMA pass-through certificates	20,036,967	443,052	—	20,480,019
Freddie Mac pass-through certificates	23,024,218	348,993		23,373,211
Other pass-through certificates	7,634,231	522,715	—	8,156,946

	$79,752,268	$1,740,124	$684,135	$80,808,257

Weighted average interest rate	4.08%

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

Gross unrealized losses and fair value by length of time that the individual available-for-sale MBS have been in a continuous unrealized loss position is as follows:

	December 31, 2012		December 31, 2011
		Continuous		Continuous
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Less than 12 months	$—	$—	$—	$—

More than 12 months	—	—	16,055,478	684,135

Total	$—	$—	$16,055,478	$684,135

At December 31, 2012, we had no securities in an unrealized loss position.  At December 31, 2011, there were four securities that were in an unrealized loss related to our private labeled mortgage backed securities portfolio.  These securities were sold during the year ending December 31, 2012.

At December 31, 2012 and December 31, 2011, we had no other-than-temporary impairment losses recognized in net earnings, related to available-for-sale investments.

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

Prior to the sale of our non-agency MBSs, the valuation process and OTTI determination, assumptions related to prepayment, default and severity on the collateral supporting the non-agency MBSs were input into an industry standard valuation model.  The valuation is “Level Three” pursuant to FASB ASC — Topic 820- Fair Value Measurements and Disclosures.  As of December 31, 2012, we currently have no non-agency private-labeled MBS. At December 31, 2012, we had no securities classified as held-to-maturity.

We recognized a gain of $189,264 on the sale of mortgage-backed securities during year ending December 31, 2012 compared to a gain of $401,052 for the previous fiscal year.  Proceeds from sale of mortgage-backed securities were as follows as of December 31, 2012 and 2011:

	December 31, 2012
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales

MBS - available-for-sale	$53,618,467	$53,807,731	$189,264
	$53,618,467	$53,807,731	$189,264

	December 31, 2011
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales

MBS - available-for-sale	$10,972,982	$11,374,034	$401,052
	$10,972,982	$11,374,034	$401,052

4.              INVESTMENT SECURITIES

Investment securities consist of the following:

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$12,401,830	$68,247	$22,474	$12,447,603
Farmer Mac	6,997,553	2,550	3,793	6,996,310
FNMA Agencies	33,613,844	45,714	47,618	33,611,940
FHLMC Agencies	6,065,936	6,584	10,500	6,062,020
	$59,079,163	$123,095	$84,385	$59,117,873

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$32,139,478	$505,954	$—	$32,645,432
Farmer Mac	5,000,000	14,350	—	5,014,350
Corporate Bonds	5,000,000	—	53,160	4,946,840
Municipal Bonds	2,291,578	38,985	—	2,330,563
	$44,431,056	$559,289	$53,160	$44,937,185

Proceeds from the sales and calls of investment securities available-for-sale were as follows for the respective twelve month periods ending December 31, 2012 and 2011:

	December 31, 2012
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales
Farmer Mac Agency called - AFS	$5,000,000	$5,000,000	$—
FHLB Agencies- called - AFS	38,542,640	38,550,000	7,360
FHLB Agencies -sales -AFS	2,597,652	2,801,737	204,085
Corporate Bonds - sales - AFS	5,000,000	5,202,500	202,500
Municipal Bonds - sales - AFS	2,287,493	2,319,275	31,782
	$48,427,785	$48,873,512	$445,727

	December 31, 2011
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales
FHLB Agencies- called - AFS	$31,966,865	$32,000,000	$33,135
FHLB Agencies -sales -AFS	9,995,134	10,123,438	128,304
	$41,961,999	$42,123,438	$161,439

Approximately $43.5 million short term callable agency investments were called during the year ending December 31, 2012.  Also, during the year ending December 31, 2012, we sold approximately $2.6 million in short term callable agencies, $5.0 million in corporate bonds and $2.3 million in municipal bonds.

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

Gross unrealized losses and fair value by length of time that the individual available-for-sale investment securities have been in a continuous unrealized loss position are as follows:

	December 31, 2012		December 31, 2011
		Continuous		Continuous
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less than 12 months:
FHLB Agencies	$24,043,600	$84,384	$—	$—
Farmer Mac Callable	—	—	—	—
Corporte Bond	—	—	5,000,000	53,160
More than 12 months	—	—	—	—

Total	$24,043,600	$84,384	$5,000,000	$53,160

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

Maturities for the investment securities are as follows:

	2012
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$—	$—
Due after one year through five years	5,397,154	5,425,043
Due after five years through ten years	48,682,009	48,675,130
Due after ten years	5,000,000	5,017,700
Total debt securities	$59,079,163	$59,117,873

5.                      LAND HELD FOR DEVELOPMENT

WSB’s wholly owned subsidiary, WSB, Inc., previously was established to purchase land in Maryland to develop into single family building lots that were offered for sale to third parties.  The subsidiary also built homes on lots on a contract basis.  However, due to the current economy, the subsidiary has not purchased or participated in developing homes for the past fiscal years ending December 31, 2012 and 2011.

6.                      REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

Real estate acquired in settlement of loans consists of the following:

	December 31,
	2012	2011

Single family properties	$645,207	$603,381
Land	1,677,156	2,285,183
Construction	912,543	743,600
Commercial	2,263,635	1,454,753
Less: valuation allowance	(316,138)	(266,283)

	$5,182,403	$4,820,634

7.                      PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	Years Ended
	December 31,
	2012	2011

Buildings	$7,344,854	$7,034,554
Land	1,038,294	1,038,294
Furniture and fixtures	3,466,625	3,427,304
Leasehold improvements	418,418	410,559
Automobiles	173,291	173,291
	12,441,482	12,084,002

Less accumulated depreciation and amortization	(7,688,693)	(7,276,759)
	$4,752,789	$4,807,243

Depreciation expense totaled $444,237 and $446,770 for the years ending December 31, 2012, and 2011, respectively.  Loss on disposal of assets totaled $9,198 and $2,005 for the years ending December 31, 2012 and 2011, respectively.

The Company has entered into long-term operating leases for certain premises.  Some of these leases require payment of real estate taxes and other related expenses, and some contain escalation clauses that provide for increased rental payments under certain circumstances.  Certain leases also contain renewal options.  Rental expense under leases for the years ended December 31, 2012 and December 31, 2011 was $296,374 and $287,862, respectively.

At December 31, 2012, the minimum rental commitment for the non-cancelable leases is as follows:

Year ending December 31,	Total

2013	$304,197
2014	297,396
2015	210,396
2016	187,415
2017	117,000
and thereafter	22,500
$1,138,904

8.                 DEPOSITS

Deposits consist of the following:

	Years Ended
	December 31, 2012		December 31, 2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Non-interest-bearing:
Checking accounts	$6,668,011	—%	$5,256,111	—%

Interest-bearing:
NOW accounts	24,646,375	0.12	24,289,201	0.43
Savings deposits	109,495,196	0.26	112,009,484	1.08
Time Deposits	90,622,432	1.46	103,495,792	1.95
	224,764,003		239,794,477

	$231,432,014	0.70%	$245,050,588	1.34%

Time deposits at December 31, 2012 mature as follows:

		Average
	Amount	Interest Rate

Under 6 months	$14,505,024	1.18%
6 to 12 months	19,859,046	0.82
12 to 24 months	17,065,916	2.34
24 to 36 months	17,464,530	1.84
36 to 48 months	12,999,121	1.18
48 to 60 months	8,728,795	1.29

	$90,622,432	1.46%

Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Dodd-Frank Wall Street Reform and Consumer Protection Act signed on July 21, 2010, made permanent the standard maximum deposit insurance amount of $250,000.

As of December 31, 2012, we have approximately 146 time deposits with a balance in excess of $100,000 for a total of $20,116,000, compared to approximately 176 for a total of $24,241,000 at December 31, 2011.  These funds were primarily used to fund our loan originations.  We currently have 5 accounts totaling approximately $18.0 million that are funds received through brokers. These brokered accounts consist of individual accounts that are not in excess of $100,000 but issued under master certificates in the broker’s name for a combined total exceeding $100,000.  These types of accounts meet the FDIC requirements and are federally insured.

The following is a summary of interest expense on deposits:

	Years ending December 31,
	2012	2011
NOW Accounts	$818,413	$1,087,483
Savings Deposits	122,817	143,012
Time Deposits	1,693,750	2,671,803
	$2,634,980	$3,902,298

9.                          BORROWINGS

Borrowings are as follows:

	Year Ended December 31, 2012
	Balance	Rate	Average balance	Weighted
	at year end	at year end	for the year	average rate

FHLB-advances-fixed	$68,000,000	2.81%	$69,900,000	2.78%
	$68,000,000		$69,900,000

	Year Ended December 31, 2011
	Balance	Rate	Average balance	Weighted
	at year end	at year end	for the year	average rate

FHLB-advances-fixed	$76,000,000	2.64%	$76,000,000	2.64%
Daily Rate Credit	8,000,000	0.36%	1,655,000	0.37%
	$84,000,000		$77,655,000

The fixed rate advances mature as follows:

Year ending December 31,	Total

2013	$22,000,000
2014	20,000,000
2015	—
2016	—
2017	26,000,000
and thereafter	—
Total	$68,000,000

At December 31, 2011, total borrowings consisted of $84.0 million in FHLB advances. During the fiscal year ending December 31, 2012, our borrowings were reduced as a result of an $8.0 million maturity and the repayment of $8.0 million in the daily rate credit, bringing the balance of our FHLB advances to $68.0 million at December 31, 2012.  Borrowings for fiscal 2012 were as follows:

FHLB Borrowings

Beginning Balance at December 31, 2011	$84,000
Matured	(8,000)
Repayment of daily rate credit	(8,000)
New advances	—

Ending Balance at December 31, 2012	$68,000

We are required to maintain collateral against FHLB advances.  This collateral consisted of a blanket lien on our 1-to-4 family residential loan portfolio, commercial real estate loan portfolio and multi-family first trust mortgage portfolio, which had a net collateral value of $62,746,609 and $61,699,987 at December 31, 2012 and 2011, respectively.

During the years ended December 31, 2012 and 2011, the maximum month end balance of total borrowings was $76.0 million and $86.0 million, respectively.  We currently have an unused secured line of credit of $7.0 million with M & T Bank as well as a $5.0 million unused line of credit with Atlantic Central Bankers Bank which includes $3.0 million unsecured and $2.0 million secured lines of credit.

10.                   BENEFIT PLANS

Profit Sharing/401(k) Retirement Plan — The Bank has a 401(k) Retirement Plan (“401(k)”).  The 401(k) offers a corporate match program of 100% of the first 3% of employee directed contributions and a 50% match up to an additional 2% of employee directed contributions. For the calendar year ending December 31, 2012 and 2011, we recognized expenses of $188,861 and $139,825, respectively.

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

Information with respect to stock options is as follows:

	December 31,
	2012		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	33,875	$5.71	341,375	$3.56
Exercised	(21,375)	5.20	(70,500)	3.16
Granted	—	—	—	—
Forfeited/expired	(7,500)	5.20	(237,000)	3.37

Outstanding at end of year	5,000	$8.65	33,875	$5.71
Exercisable at end of year	5,000	$8.65	33,875	$5.71

A summary of options outstanding and exercisable at December 31, 2012 is as follows:

Options Outstanding and Exercisable
		Weighted Average	Options
Exercise		Remaining	Currently
Price	Shares	Life (years.months)	Exercisable

$8.6500	5,000	4.04	5,000

There were no options granted during 2012 or 2011.  The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was $12,184 and $6,213 respectively.  The aggregate intrinsic value of all options outstanding and exercisable was $0 at December 31, 2012. There was no pre-tax stock-based compensation recognized in the Statements of Operations for the years ended December 31, 2012 and December 31, 2011. All outstanding options are vested and there is currently no unrealized compensation cost related to non-vested share based compensation arrangements.

11.               CONTINGENCIES

On September 10, 2012, WSB and Old Line Bancshares, Inc., the parent company of Old Line Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Old Line Bancshares will acquire WSB for consideration of approximately $48.7 million in stock and cash, or $6.12 per share, subject to possible adjustment.  The Merger Agreement, which has been approved by the Boards of Directors of both companies, provides that WSB will be merged with and into Old Line Bancshares.  The Bank will be merged with and into Old Line Bank immediately following consummation of the merger.

Consummation of the merger is subject to certain conditions, including, among others, the approval of the Merger Agreement by the stockholders of Old Line Bancshares and WSB and the receipt of required regulatory approvals; we received the required Federal Reserve Board approval and OCC non-objection as of February 6, 2013, and we received the required Maryland Commissioner approval as of March 4, 2013.  Therefore, all required regulatory approvals with respect to the Merger have now been received. WSB and Old Line Bancshares have each scheduled a special meeting of their stockholders on April 15, 2013, for stockholders to vote to approve the merger agreement.  In addition, a lawsuit has been filed against WSB and its directors and against Old Line Bancshares that seeks to enjoin the merger.

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

On February 5, 2013, the defendants entered into a memorandum of understanding with the plaintiff regarding settlement of all claims asserted on behalf of the alleged class of WSB stockholders.  In connection with the settlement contemplated by that memorandum of understanding, the litigation and all claims asserted in such litigation will be dismissed, subject to court approval.  The proposed settlement terms require Old Line Bancshares and WSB to make certain additional disclosures related to the merger, which disclosures are included in this joint proxy statement/prospectus.  The parties also agreed that plaintiffs may seek attorneys’ fees and costs in an as-yet undetermined amount, with the defendants to pay such fees and costs if and to the extent they are approved by the court.  The memorandum of understanding further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to WSB’s stockholders.  If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.

The Merger Agreement includes customary representations, warranties and covenants of the parties. The Merger Agreement contains termination rights of WSB and Old Line Bancshares and further provides that we will be required to pay Old Line Bancshares a termination fee of $1.75 million if the Merger Agreement is terminated under specified circumstances set forth therein.

We expect the merger to close on or about May 3, 2013.  For additional information regarding our pending merger with Old Line Bancshares, please see as our definitive proxy statement filed with the Securities and Exchange Commission on March 5, 2013.

You should keep in mind that discussions in this report that refer to WSB’s business, operations and risks in the future refer to WSB as a stand-alone entity up to the closing of the pending merger or if the merger does not close, and that these considerations will be different with respect to the combined company after the closing of the merger.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

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

As of December 31, 2012, the Bank remains well capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” the Bank must maintain minimum core, tier 1 risk-based and total risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are presented in the following tables:

	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2012:
Tangible (to Tangible Assets)	$45,503,884	13.04%	$5,233,240	1.50%	N/A	N/A
Core (leverage) (to Adjusted Tangible Assets)	45,503,884	13.04%	13,955,308	4.00%	$17,444,135	5.00%
Tier 1 capital (to Risk Weighted Assets)	45,503,884	22.64%	N/A	N/A	12,059,739	6.00%
Total capital (to Risk Weighted Assets)	47,461,707	23.61%	16,079,652	8.00%	20,099,565	10.00%
At December 31, 2011:
Tangible (to Tangible Assets)	$43,584,440	11.61%	$5,633,409	1.50%	N/A	N/A
Core (leverage) (to Adjusted Tangible Assets)	43,584,440	11.61%	15,022,424	4.00%	$18,778,030	5.00%
Tier 1 capital (to Risk Weighted Assets)	43,584,440	19.64%	N/A	N/A	13,317,186	6.00%
Total capital (to Risk Weighted Assets)	46,360,354	20.89%	17,756,248	8.00%	22,195,310	10.00%

The following table summarizes the reconciliation of stockholders’ equity of the Bank to regulatory capital.

	December 31, 2012
	Tangible	Core	Total
	Capital	Capital	Capital

Total stockholders’ equity- Bank only	$52,735,685	$52,735,685	$52,735,685

Nonallowable assets:
Unrealized depreciation on available for sale securities, net of taxes	(861,828)	(861,828)	(861,828)
Disallowed deferred tax asset	(6,369,973)	(6,369,973)	(6,369,973)
Additional item:
Low level recourse			(562,512)
Allowance for loan losses	—	—	2,520,335

Total regulatory capital	$45,503,884	$45,503,884	$47,461,707

	December 31, 2011
	Tangible	Core	Total
	Capital	Capital	Capital

Total stockholders’ equity- Bank only	$51,425,694	$51,425,694	$51,425,694

Nonallowable assets:
Unrealized depreciation on available for sale securities, net of taxes	(935,577)	(935,577)	(935,577)
Disallowed deferred tax asset	(6,905,677)	(6,905,677)	(6,905,677)
Additional item:
Low level recourse			(3,621)
Allowance for loan losses	—	—	2,779,535

Total regulatory capital	$43,584,440	$43,584,440	$46,360,354

At December 31, 2012 and December 31, 2011, tangible assets used in computing regulatory capital were $348,882,700 and $375,560,600, respectively, and total risk-weighted assets used in the computation were $200,995,655 and $221,953,097, respectively.

13.               EARNINGS PER SHARE

Options to purchase 5,000 shares of common stock were not included in the computation of diluted EPA for the period ended December 31, 2012 because their effect would have been anti-dilutive.

Options to purchase 33,875 shares of common stock were not included in the computation of diluted EPS for the period ended December 31, 2011 because their effect would have been anti-dilutive.

Average common and common equivalent shares used in the determination of earnings per share were:

	Year Ended December 31,
	2012			2011
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net earnings (loss) available to Common Stockholders	$1,025,592	7,998,081	$0.13	$1,248,809	7,987,720	$0.16

Effect of Dilutive
Options
Incremental Shares		358			428

Diluted EPS
Net earnings (loss) available to Common Stockholders	$1,025,592	7,998,439	$0.13	$1,248,809	7,988,148	$0.16

14.               INCOME TAXES

The provision for income taxes consists of the following:

	Year ending
	December 31,
	2012	2011
Current taxes:
Federal	$(441,003)	$(1,321,046)
State	—	—
	(441,003)	(1,321,046)
Deferred taxes (credit):
Federal	869,832	1,607,728
State	—	425,077
	869,832	2,032,805
	$428,829	$711,759

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

	Year ended		Year ended
	December 31, 2012		December 31, 2011
		Percent of		Percent of
		Pretax		Pretax
	Amount	Income	Amount	Income

Tax at statutory rate	$494,503	34.0%	$666,593	34.0%

Increases (decreases):
State income tax net of federal income tax benefit	—	—	—	—
Bank owned life insurance	(154,970)	(10.7)	(155,439)	(7.9)
Tax exempt interest	(30,326)	(2.1)	(32,768)	(1.7)
Other	119,622	8.2	233,373	11.9

	$428,829	29.5%	$711,759	36.3%

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the financial reporting and the tax bases of assets and liabilities.

The components of net deferred tax assets as of December 31, 2012 and December 31, 2011 are as follows:

	December 31,
	2012	2011

Deferred tax assets:
Deferred loan fees	$742,234	$840,262
Allowance for loan losses	1,333,654	2,415,351
Non accrual interest adjustment	806,437	424,424
Allowance for losses on real estate acquired in settlement of loans	86,964	90,605
Deferred compensation	8,913	8,952
Depreciation	645,873	610,987
Net Operating Loss carryforward	3,635,921	4,719,667
Other	48,039	142,075

	7,308,035	9,252,323

Deferred tax liabilities:
Unrealized gain on available for sale securities	561,270	616,099
Deferred rental income	78,564	61,634
	639,834	677,733

Net deferred tax assets	$6,668,201	$8,574,590

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

Loans

We do not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s Accounting Standards Codification Receivables Topic.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2012, a majority of all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with guidance regarding fair value measurements, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the loan as nonrecurring Level 3.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011.

	At December 31, 2012 (In thousands)
		Quoted Prices in	Other	Significant		Total Changes
		Active Markets for	Observable	Unobservable	Trading	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Gains and	Included in
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)	(Losses)	Period Earnings
Loans Held-for-sale	$17,844	$—	$17,844	$—	$—	$—
Available-for-Sale Agencies callable	59,118	—	59,118	—	—	—
Available-for-Sale Mortgage-Backed Securities	24,809	—	24,809	—	—	—
	$101,771	$—	$101,771	$0	$—	$—

	At December 31, 2011 (In thousands)
		Quoted Prices in	Other	Significant		Total Changes
		Active Markets for	Observable	Unobservable	Trading	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Gains and	Included in
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)	(Losses)	Period Earnings
Loans Held-for-sale	$10,245	$—	$10,245	$—	$—	$—
Available-for-Sale Agencies callable	37,660	—	37,660	—	—	—
Available-for-Sale, Municipal Bonds	2,330	—	2,330	—	—	—
Available-for-Sale, Corporate Bonds	4,947	—	4,947	—	—	—
Available-for-Sale Mortgage-Backed Securities	80,808	—	64,449	16,359	—	—
	$135,990	$—	$119,631	$16,359	$—	$—

Loans held-for-sale, which are carried at the lower of cost or market, did not have any impairment charge at December 31, 2012.

Assets included in Level 3 at December 31, 2011 included our private-labeled mortgage-backed securities (“MBS”) due to lack of observable market data due to decreases in market activity for these securities.  Our policy is to recognize transfers in and out as of the actual date of the event or change in circumstances that caused the transfer.  No assets were transferred to Level 3 during the period ending December 31, 2012.  The private-labeled MBS were sold during the current fiscal year ending December 31, 2012.  The level 3 balance at December 31, 2011 was due to principal repayments and the change in unrealized gains/losses for the twelve month period ending December 31, 2011.  The following assumptions were used for the Level 3 valuations on the five remaining private-labeled MBS for the period ending December 31, 2011:

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

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2012 and December 31, 2011.

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Private Labeled Mortgage-Backed
	Securities-Available for Sale
	Twelve months ended December 31,
	2012	2011

Beginning Balance	$16,359	$23,365
Accretion/Amortization of Discount/Premiums	4	9
Sales	(11,993)	—
Payments received	(5,037)	(7,926)
Difference in Unrealized gain (loss)	667	911
Other than temporary impairment	—	—

Ending Balance	$—	$16,359

In accordance with the merger agreement, the Company has been repositioning a portion of the investment portfolio by selling existing securities and purchasing new securities with Old Line Bancshares’ consent.  As a result, the remaining five non-agency private labeled MBS were sold in 2012, resulting in a net loss of approximately $648,000 pretax and approximately $392,000 net of tax.

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

	At December 31, 2012 (In thousands)
	Carrying Value December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Residential Real estate	$15,134	$—	$15,134	$—
Construction	—	—	—	—
Land and land Acquisition	4,770	—	4,770	—
Commercial Real Estate and Commercial	12,616	—	12,616	—
Consumer	5	—	5	—
Total Impaired Loans	32,525	—	32,525	—

Real estate acquired in settlement of loans:
Residential Real estate	$621	$—	$621	$—
Construction	913	—	913	—
Land and land Acquisition	1,447	—	1,447	—
Commercial Real Estate and Commercial	2,201	—	2,201	—
Consumer	—	—	—	—
Total Real estate acquired in settlement of loans:	5,182	—	5,182	—

Total	$37,707	$—	$37,707	$—

	At December 31, 2011 (In thousands)
	Carrying Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Residential Real estate	$12,531	$—	$12,531	$—
Construction	—	—	—	—
Land and land Acquisition	3,203	—	3,203	—
Commercial Real Estate and Commercial	12,661	—	12,661	—
Consumer	—	—	—	—
Total Impaired Loans	28,395	—	28,395	—

Real estate acquired in settlement of loans:
Residential Real estate	$739	$—	$739	$—
Construction	744	—	744	—
Land and land Acquisition	2,176	—	2,176	—
Commercial Real Estate and Commercial	1,162	—	1,162	—
Consumer	—	—	—	—
Total Real estate acquired in settlement of loans:	4,821	—	4,821	—

Total	$33,216	$—	$33,216	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $33.7 million, with a related valuation allowance of $1.2 million as of December 31, 2012.

Real estate acquired in settlement of loans is carried at the lower of our recorded investment or fair value at the date of acquisition.  Write-downs to fair value at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs are included in non-interest expense. Costs relating to the development and improvement of a property are capitalized, whereas those relating to holding the property are charged to expense when incurred.  The real estate is carried at the lower of acquisition or fair value net of estimated costs to sell subsequent to acquisition.  Operating expenses of real estate owned are reflected in other non-interest expenses.  The value of OREO properties held due to foreclosures at December 31, 2012 was $5.2 million, which included a valuation allowance of $316,138.

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

	December 31, 2012				December 31, 2011
		Quoted Prices	Significant	Significant		Quoted Prices	Significant	Significant
		in Active	Other	Other		in Active	Other	Other
	Carrying	Markets for	Observable	Unobservable	Carrying	Markets for	Observable	Unobservable
	Amount	Identical Assets	Inputs	Inputs	Amount	Identical Assets	Inputs	Inputs
	(000’s)	(Level 1)	(Level 2)	(Level 3)	(000’s)	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$41,429	$—	$41,429	$—	$4,402	$—	$4,402	$—
Loans receivable, net	194,045	—	196,180	—	215,599	—	219,198	—
Mortgage-backed securities:
Available for sale	24,809	—	24,809	—	80,808	—	64,449	16,359
Investment securities:
Available for sale	59,118	—	59,118	—	44,937	—	44,937	—
Investment in Federal Home
Loan Bank stock	3,636	—	3,636	—	4,504	—	4,504	—
Bank Owned Life Insurance	12,825	—	12,825	—	12,369	—	12,369	—

Liabilities:
Deposits:
Non-interest-bearing	6,668	—	6,668	—	5,256	—	5,256	—
Interest bearing	224,764	—	226,162	—	239,795	—	240,958	—
Borrowings	68,000	—	69,385	—	84,000	—	84,315	—

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

Commitments to Grant Loans and Standby Letters of Credit and Financial Guarantees Written - The majority of our commitments to grant loans and standby letters of credit and financial guarantees written carry current market interest rates if converted to loans.  Because commitments to extend credit and letters of credit are generally un-assignable by either us or the borrower, they only have value to us and the borrower and therefore it is impractical to assign any value to these commitments.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012 and December 31, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Unless noted otherwise, we do not require collateral or other security to support financial instruments with credit risk.

	Contract Amount
	December 31, 2012	December 31, 2011
Financial instruments whose contract amounts represent credit risk:
Commitments to grant mortgage and commercial loans	$5,260,600	$493,500
Unfunded commitments to extend credit under existing construction equity line and commercial lines of credit	$10,203,482	$11,111,154
Standby letters of credit and financial guarantees written	$530,534	$194,488

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

17.                   CONDENSED FINANCIAL STATEMENTS- PARENT COMPANY ONLY

WSB HOLDINGS, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION - PARENT COMPANY ONLY

AS OF DECEMBER 31, 2012 AND DECEMBER 31, 2011

	December 31,
	2012	2011
ASSETS

CASH AND CASH EQUIVALENTS:
Cash	$2,054,321	$1,751,571

Mortgage-backed securities - available for sale at fair value	—	987,983
Accrued interest receivable on investments	—	4,046
Deferred tax asset	37,849	31,997
Investment in wholly owned subsidiaries	52,953,921	51,642,535
Other assets	677,648	11,091

TOTAL ASSETS	$55,723,739	$54,429,223

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable, accrued expenses and other liabilities	$398,177	$156,213

Total Liabilities	398,177	156,213

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shared authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value 8,016,607 and 7,995,232 shares issued and outstanding	802	799
Additional paid-in capital	11,206,794	11,095,646
Retained earnings - substantially restricted	43,256,158	42,230,566
Accumulated other comprehensive income	861,808	945,999

Total stockholders’ equity	55,325,562	54,273,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,723,739	$54,429,223

WSB HOLDINGS, INC.

CONDENSED STATEMENTS - PARENT COMPANY ONLY

As of December 31, 2012 and 2011

Condensed Statement of Operations

	Years Ended December 31,
	2012	2011
INTEREST INCOME:
Interest on mortgage-backed securities	$29,046	$67,717

Total interest income	29,046	67,717

NON-INTEREST EXPENSES:
Salaries and benefits	63,600	60,000
Professional services	297,746	159,865
Other taxes	80,996	133,957
Other expenses	163,290	122,356

Total non-interest expenses	605,632	476,178

LOSS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	(576,586)	(408,461)

INCOME TAX BENEFIT	217,042	159,600

EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	1,385,136	1,497,670

NET EARNINGS	$1,025,592	$1,248,809

Condensed Statement of Cash Flows

	Year Ended December 31,
	2012	2011

Cash Flows from Operating Activities
Net earnings	$1,025,592	$1,248,809
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Equity in undistributed income of subsidiaries	(1,385,136)	(1,497,670)
Excess tax benefits from share based payment	—	(2,450)
Accretion of (discounts)/premiums on MBS	(370)	(2,035)
Decrease in other assets	(662,511)	(96,569)
Decrease in income tax receivable	—	336,060
Deferred income tax benefit	947	12,637
Increase in current liabilities	241,964	27,690
Net cash (used in) provided by operating activities	(779,514)	26,472

Cash Flows from Investing Activities
Repayment and proceeds from sale on MBS available for sale	971,112	791,400
Net cash provided by investing activities	971,112	791,400

Cash Flows from Financing Activities
Exercise of stock options	111,151	220,642
Excess tax benefits from tax-based compensation	—	2,450
Net cash provided by financing activities	111,151	223,092

INCREASE IN CASH	302,749	1,040,964
CASH AT THE BEGINNING OF YEAR	1,751,572	710,608
CASH AT END OF YEAR	$2,054,321	$1,751,572

18.               QUARTERLY DATA (Unaudited)

Summarized quarterly financial information is as follows (amounts in thousands except per share information):

	First	Second	Third	Fourth
Year Ended December 31, 2012:	Quarter	Quarter	Quarter	Quarter

Interest income	$4,190	$4,002	$3,851	$3,450
Interest expense	1,306	1,213	1,149	993
Net interest income	2,884	2,789	2,702	2,457
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	2,884	2,789	2,702	2,457
Income income before income taxes	420	247	(80)	871
Income tax expense (benefit)	142	73	(75)	292
Net income (loss)	278	174	(5)	579
Basic earnings per common share	0.03	0.03	0.00	0.07
Diluted earnings per common share	0.03	0.03	0.00	0.07

	First	Second	Third	Fourth
Year Ended December 31, 2011:	Quarter	Quarter	Quarter	Quarter

Interest income	$4,662	$4,616	$4,604	$4,429
Interest expense	1,635	1,532	1,439	1,408
Net interest income	3,027	3,084	3,165	3,021
Provision for loan losses	—	100	100	—
Net interest income after provision for loan losses	3,027	2,984	3,065	3,021
Income income before income taxes	286	457	726	491
Income tax expense	50	137	316	208
Net income	236	320	410	283
Basic earnings per common share	0.03	0.04	0.05	0.04
Diluted earnings per common share	0.03	0.04	0.05	0.04

*     *     *     *

Item 9.                                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                                                Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2012.

There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                                                Other Information

None.

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets for the name and age of each of our directors and executive officers, as well as their position(s) with WSB and the Bank.  None of our officers or directors are related to each other.

Name	Position and Offices	Age
Phillip C. Bowman	Chief Executive Officer and Director	65
George Q. Conover	Director	81
Charles A. Dukes, Jr.	Director	77
Susan L. Grant	Sr. Vice President of Mortgage Lending	60
William J. Harnett	Charman of the Board	82
Gary A. Hobert	Sr. Vice President of Commercial Lending	63
Kevin P. Huffman	President, Chief Operations Officer	52
Eric S. Lodge	Director	38
Charles W. McPherson	Director	50
Carol A. Ramey	Sr. Vice President, Chief Financial Officer	52
Michael J. Sullivan	Director	57
Gerald J. Whittaker	Sr. Vice President, Corporate Secretary	56

Our Management Directors

Phillip C. Bowman

Mr. Bowman has served as Chief Executive Officer and as a Director of the Bank since March 2005 and as Chief Executive Officer and a Director of WSB since its formation in January 2008.  He was a Director, President and Chief Executive Officer of American Bank, a federally chartered savings bank located in Silver Spring, Maryland, from August 1994 until March 2005.  In addition, Mr. Bowman was also the President and Chief Executive Officer and a Director of American Bank Holdings, Inc., the holding company for American Bank from November 2002 until December 2004.  Mr. Bowman’s qualifications for serving as a director at this time include his many years of banking experience, including with WSB and the Bank, and his in-depth knowledge of the Bank and its business and operations as a result of his many years within the banking industry as both an executive officer and a director.  As a result of his extensive experience within the banking industry, Mr. Bowman brings sound administration guidance, effective communication of the Board’s strategic plans to the Bank’s officers, extensive knowledge of regulatory and compliance issues and had effectively implemented the Bank’s strategic plans.  We believe it is beneficial to have executive officers, who are familiar with the day-to-day operations of WSB and the Bank, serving on the Board of Directors.

William J. Harnett

Mr. Harnett has been a Director of the Bank since its inception, serving as Chairman of the Board since 1988 and as Chief Executive Officer from 1988 until he retired as Chief Executive Officer in February 2005.  He has also served as a Director of WSB since its formation in January 2008.  He also was founder, Chairman and Chief Executive Officer of the former Bank parent company, Washington Homes, Inc., which was listed on the New York Stock Exchange before being sold in 1988.  Mr. Harnett’s qualifications to serve on the Board at this time include his extensive knowledge of the Bank’s history, business and operations, as well as the risks facing the industry, as a result of his long tenure with the Bank both as a director and as former CEO.

Kevin P. Huffman

Mr. Huffman has been President and a Director of the Bank since January 2004, Chief Operating Officer of the Bank since May 2003, and a Director of WSB since its formation in January 2008.  He joined the Bank in November 2001 as Senior Vice President.  From 2000 to 2001, he served as Vice President, Director and Secretary of Pen Mar Bancshares.  Prior to that, Mr. Huffman was the Executive Vice President, COO and Director of both Patapsco Valley Bancshares, Inc. and Commercial and Farmers Bank from 1996 to March 2000.  Mr. Huffman’s qualifications to serve as a director at this time include his extensive banking experience, particularly with WSB and the Bank, and his in-depth knowledge of the Bank and its business and operations as a result of his many years with the Bank as both an executive officer and a director.  We believe it is beneficial to have executive officers, who are familiar with the day-to-day operations of WSB and the Bank, serving on the Board of Directors, which provides the Board with a management perspective that helps the Board successfully oversee WSB.

Our Independent Directors

George Q. Conover

Mr. Conover has served as a Director of the Bank since August 1989, and previously served as a founding Director from the inception of the Bank in 1982 until October 1985.  He has also served as a Director of WSB since its formation in January 2008.  Since March 2000, he has served as Product Development Manager for Financial Freedom, a reverse mortgage lender, which is a subsidiary of IndyMac.  Prior to that, Mr. Conover was the CEO of International Mortgage Company for 25 years.  He is a member of the Board’s Audit Committee.  Mr. Conover’s qualifications to serve as a director at this time include his in-depth knowledge of the Bank’s business and operations resulting from his service on the Bank’s Board of Directors since inception of the Bank along with his years of experience in lending.  Based on Mr. Conover’s experience in the mortgage lending market, he provides perspective to the Board on issues affecting the lending market community.  This experience and tenure has given Mr. Conover the necessary understanding and ability to assist in Board oversight and as an audit committee member.

Charles A. Dukes, Jr.

Mr. Dukes has served as a Director of WSB and the Bank since February 2008.  Mr. Dukes, known for his leadership in commercial real estate, is actively involved in economic development and planning for Prince George’s County as well as the suburban metro area.  He has served on several boards and committees including: Chairman, Board of Directors — Prince George’s County Economic Development Corporation; Board of Directors, Executive Committee; Chair, Transportation Committee — Greater Washington Board of Trade; President, Life Director — Prince George’s Chamber of Commerce; President, Life Director — Maryland National Capital Building Industry Association; Chairman — Doctors Community Hospital Foundation; Chairman — Maryland National Capital Park & Planning Commission.  He is also a member of the Board’s Audit Committee.  Mr. Dukes’ qualifications to serve as a director at this time include his experience on several boards of directors and executive committees.  This experience has allowed Mr. Dukes to provide a unique customer and community perspective to the Board.

Eric S. Lodge

Mr. Lodge has served as a Director of the Bank since November 2003 and a Director of WSB since its formation in January 2008.  Mr. Lodge is a Managing Director with High Street Partners, Inc., an international business consulting firm headquartered in Annapolis, Maryland.  Prior to joining High Street Partners in August 2004, he worked in the corporate finance departments of CIENA Corporation from June 2000 to August 2004 and at Northrop Grumman — Electronic Sensors and Systems Sector (ESSS) from January 1997 to June 2000.  He also served as an internal auditor of WSB during 1996.  In December 1996, he received his Bachelor of Science Degree in Finance and Economics from the University of Maryland.  He is a member of the Board’s Audit committee.  Mr. Lodge’s qualifications to serve as a director at this time include his knowledge of the Bank’s business and operations as a result of his years of service as a director of the Bank, his education and his experience in business and finance.  His education, business skills, and his experience in corporate financial departments of major corporations, provide the understanding necessary to serve on the Board of Directors and as a member of audit committee.

Charles W. McPherson

Mr. McPherson has served as a Director of WSB and the Bank since October 2008.  He has 28 collective years of accounting experience, and since 1997 has served as the Chief Operating Officer of the Facchina Group of Companies and CEO of Facchina Global Services, LLC, which are headquartered in LaPlata, Md.  He has over 20 years experience in financial and development matters.  He is a Certified Public Accountant and is a past and present member on many prominent boards, including: Board of Trustees, Greater Washington Initiative, Washington, D.C.; Board Member and executive committee member, Greater Washington Board of Trade; Former Chairperson, Civista Health Foundation; Member and former Chairman, Metro Washington Chapter, Associated Builders and Contractors, Inc., Board of Trustees, Greenville College, Greenville, Illinois; Former Member, Charles County Economic Development Council; Former Member, Charles County Planning Commission; Former Member, La Plata Design Review Board.  He is a member of the Board’s Audit Committee.  Mr. McPherson’s qualifications to serve on the Board at this time include his experience on many prominent boards as well as his financial expertise.  Mr. McPherson is an audit committee financial expert as defined in Item 407(d)(5) of SEC Regulation S-K.  Mr. McPherson’s extensive experience in accounting as well as his knowledge in development matters enables him to provide the Board with useful insight in evaluating the business conditions in which WSB operates.  Mr. McPherson has experience with public company and governance and financial matters, having served on several committees and board of directors, which provides valuable knowledge and experience to the Board regarding our obligations as a public company.

Michael J. Sullivan

Mr. Sullivan has been a Director of the Bank since its inception and a Director of WSB since its formation in January 2008. He has served as a Principal of Cherrywood Development, LLC, a residential development company doing business in the suburban area of Washington, D.C., since 1991. He serves as the Chair of the Board’s Audit Committee.  Mr. Sullivan’s qualifications to serve as a director at this time include his in-depth knowledge of the Bank’s business and operations resulting from his service on the Bank’s board of directors since inception in October 1982, his experience in managing a business and his knowledge of real estate development.  This background enables Mr. Sullivan to provide valuable insights to the Board, particularly with respect to the real estate markets in which we operate. Mr. Sullivan’s extensive experience and background enables him to provide useful insight in evaluating the business conditions in markets in which WSB operates.  This experience and tenure with WSB has given Mr. Sullivan the necessary understanding and the ability for Board oversight and to serve as an audit committee member.

Executive Officers Who Do Not Serve as Directors

Susan L. Grant

Ms. Grant has been Senior Vice President in charge of the Mortgage Banking Division of the Bank since December 2005.  Prior to joining the Bank, Ms. Grant was the Regional Vice President of nBank, of Atlanta, Georgia, from December 2001 to December 2005.  Prior to this Ms. Grant was the Regional Vice President of Wholesale Lending for the Royal Bank of Canada from December 1997 thru December of 2001.  Prior to this Ms. Grant was the Regional Vice President in charge of Wholesale Lending for New America Financial from December of 1993 thru December of 1997.  Ms. Grant began her early career with Chase Manhattan, opening the Mid-Atlantic region for Chase in April of 1985 and until December of 1993.

Gary A. Hobert

Mr. Hobert has been Senior Vice President in charge of Commercial Lending since May 2010.  Prior to joining the Bank, Mr. Hobert was Senior Vice President of Greater Atlantic Bank from 2001 to 2009.  He was the manager of the Commercial Loan Department and Credit Department.  Prior to that Mr. Hobert has served as a Senior Vice President and Manager of Commercial Lending for several community banks.  He has also been the President of a community bank in Virginia where he served for several years.  Mr. Hobert has 40 years of banking experience.

Carol A. Ramey

Mrs. Ramey has been Senior Vice President and Chief Financial Officer of WSB and the Bank since December 2008. She has held various positions since joining the Bank in March 1989, previously serving as Vice President and Controller since 2001.

Gerald J. Whittaker

Mr. Whittaker has been Senior Vice President and Corporate Secretary of WSB since its formation in January 2008.  He has been Senior Vice President and Corporate Secretary of the Bank since November 2000. He previously served as Vice President of the Bank since 1986. Prior to that time, he served as Vice President of Bay State Savings and Loan Association after joining the company in 1983. He is a member of the Maryland State Bar Association, and has been admitted to practice law in Maryland since 1981.

Code of Ethics

WSB has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as all of our executive officers and directors and to all associates of WSB and its subsidiaries, including the Bank.  WSB has adopted this Code of Ethics to promote the highest standards of ethical conduct by its directors, executive officers and employees.  A copy of the Code of Ethics can be found on WSB’s internet web site (www.twsb.com).

Audit Committee

The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee currently consists of Messrs. Sullivan (Chairman), Conover, Dukes, Lodge and McPherson, all of whom meet the independence and experience requirements of the NASDAQ Stock Market LLC. The primary functions of the Audit Committee are to assist in Board oversight of (i) the integrity of WSB’s financial statements, (ii) the adequacy of WSB’s system of internal controls, (iii) WSB’s compliance with legal and regulatory requirements, (iv) the independent auditors’ qualifications and independence, and (v) the performance of WSB’s independent auditors. The Audit Committee meets with WSB’s independent registered public accounting firm and with WSB’s independent auditors, which reports on the results of WSB’s quality control reviews, outsourced compliance and independent audit reports. The Audit Committee’s responsibilities are as described in a written Charter. A copy WSB’s Audit Committee Charter can be found on WSB’s internet web site (www.twsb.com).

The Board of Directors has determined that Mr. McPherson is an “audit committee financial expert” as that term is defined by the rules and regulations of the Securities and Exchange Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The federal securities laws require that WSB’s directors and executive officers and persons holding more than ten percent of its outstanding shares of common stock report their ownership and changes in such ownership to the Securities and Exchange Commission and WSB.  Based solely on its review of the copies of such reports, we believe that, for the year ended December 31, 2012, all Section 16(a) filing requirements applicable to WSB’s officers, directors and greater than ten percent stockholders were complied with on a timely basis, with the exception of two Form 4 filings for Michael J. Sullivan each reporting 1 transaction, which reports have since been filed.

Item 11.                                                  Executive Compensation and Director Compensation

Executive Compensation

The following table sets forth the compensation paid to our Chief Executive Officer as well as the two other most highly compensated executive officers who were serving as executive officers on December 31, 2012 (the “Named Executive Officers”) and who received total compensation exceeding $100,000 during the year ended December 31, 2012.  Our executive officers are paid as employees of the Bank and are not separately paid for their services to WSB.

		Salary	Bonus	All Other Compensation (1)	Total
Name and Principal Position	Year	($)	($)	($)	($)

Phillip C. Bowman	2012	$249,717	$—	$12,056	$261,773
Chief Executive Officer	2011	$282,000	$—	$12,112	$294,112

Kevin P. Huffman	2012	$190,798	$10,000	$8,076	$208,874
President and	2011	$180,000	$7,500	$7,614	$195,114
Chief Operating Officer

Gerald J. Whittaker	2012	$143,116	$5,000	$6,204	$154,320
Senior Vice President-	2011	$139,000	$5,000	$6,010	$150,010
Corporate Secretary

(1)         “All Other Compensation” for 2012 includes employer contributions of $9,989, $7,632 and $5,726 to the 401(k) plan and $2,067, $444 and $478 paid for Life Insurance coverage for Mr. Bowman, Mr. Huffman and Mr. Whittaker.

General Compensation Philosophy

WSB’s executive compensation program is designed to attract, retain and motivate key executives, and to encourage a long-term commitment to WSB.  To achieve this, the Compensation Committee of the Board of Directors uses a variety of compensation elements, including (1) base salary, (2) annual cash incentive awards, and (3) other compensation and benefits.  Except for the one-time action with respect to Mr. Bowman’s salary discussed below, the Compensation Committee considers appropriate executive compensation at competitive levels compared to our size and growth level.  On an annual basis or at the time of promotion or other changes in responsibilities, the Compensation Committee determines and approves the total compensation paid to the executive employees considering each executive’s level of experience, unique skills and abilities critical to WSB, tenure, performance, position and responsibility with WSB.  The Compensation Committee considers the overall business outlook and business goals in determining the base salaries.  The Compensation Committee also considers recommendations submitted by the CEO regarding levels of salary and incentive awards for each executive officer.  The CEO provides to the Compensation Committee a three year historical chart of the total direct compensation for each executive officer.  The committee reviews these recommendations and where appropriate, modifies the compensation, awards or grants prior to making its recommendations to the full Board of Directors.  Annual cash incentive awards are designed to attract, retain and motivate our executive officers. Cash incentives are awarded based on performance consistent with our strategic plan.  Cash incentive awards have varied from year to year.  We believe our compensation program is aligned with the interests of our stockholders and sound corporate governance.

Employment Arrangement with Phillip C. Bowman

In 2011 the Bank’s board of directors elected not to renew Mr. Bowman’s employment agreement, which expired by its terms on April 30, 2011, and to waive the non-solicitation provisions thereof.  The board of directors offered Mr. Bowman the opportunity to serve as our Chief Executive Officer for a term of indefinite duration as an employee at will at the pleasure and discretion of the board of directors at a rate of compensation comparable to his current rate.  Mr. Bowman accepted and remained as Chief Executive Officer on these terms.  Mr. Bowman agreed and signed the formal offer letter specifying the terms of his continuing employment.

Under the terms of his employment as set forth in the offer letter, Mr. Bowman’s annual salary was $282,000 and he was eligible to participate in all employee benefit plans, insurance plans and other fringe benefits maintained by the Bank for the benefit of its executives.  Effective June 1, 2012 and primarily to positively impact earnings,  the Board of Directors and Mr. Bowman mutually agreed to a $60,000 reduction in Mr. Bowman’s salary. The other provisions in the offer letter remain in effect. If Mr. Bowman’s employment is terminated by the Bank for any reason other than cause or Mr. Bowman’s death or disability, he will receive a payment equal to one week’s base salary for every year he has been employed at the Bank.

Other Post-Employment Severance and Change-in-Control Benefits

Pursuant to a resolution adopted by the Bank’s Board of Directors approving a lump sum severance payment for the Bank’s officers with the title at the time of Vice President and above in the event of a change in control as defined by the OCC, the eligible officers are entitled to a lump sum severance payment if their employment is involuntarily terminated, or if their level of compensation does not remain substantially the same (including bonuses) and they voluntarily terminate their employment, within 18 months following a change in control.  Pursuant to the Board resolution, Mr. Huffman would be entitled to a lump sum severance payment in the amount of $150,000 if within 18 months following a change in control (i) his employment is involuntarily terminated or (ii) his level of compensation does not remain substantially the same (including bonuses) and he voluntarily terminates his employment.

Other than Mr. Bowman, none of the Named Executive Officers are currently entitled to receive post-employment severance payments in the absence of a change-in-control.

Long-Term Incentive Awards

We believe that the granting of stock options, restricted share unit awards, and other stock awards are an appropriate means to compensate our Named Executive Officers by aligning their interests with those of our stockholders.  WSB maintains an Equity Incentive Plan, which was approved on April 27, 2011, by the stockholders of WSB, that reserves shares of common stock for issuance to certain key employees and non-employee directors.  The maximum number of shares of our common stock that may be issued with respect to awards granted under the plan is 500,000 plus (i) any shares of common stock that are available under the Washington Savings Bank 2001 Stock Option and Incentive Plan (the “2001 Plan”) as of its termination date (which was April 27, 2011) and (ii) shares of common stock subject to options granted under the 2001 Plan that expire or terminate without having been fully exercised.  In no event, however, may the number of shares issuable pursuant to incentive stock options awarded under the equity incentive plan exceed 500,000.

Our stock award program is used for offering long-term incentives, rewarding our executive officers and key employees, as a retention tool, and as a means of aligning Named Executive Officer performance with company objectives. These objectives determine the type of award granted and the number of shares underlying an award. Our Board of Directors and the Compensation Committee have not established specific criteria to be used for granting future stock awards, electing to evaluate the appropriateness of individual grants on a case by case basis, in their subjective, reasoned business judgment and experience.  The Board of Directors and the Independent Directors (as defined below)/Compensation Committee have elected not to issue of stock options in the past three years, in the belief that the Named Executive Officers’ interests were appropriately aligned with our stockholders’ long-term interests.

Under the terms of all our equity compensation plan, the exercise price of options granted is equal to the closing price of our common stock on the date of grant.  While historically, our CEO has made option grant recommendations to the Independent Directors or Compensation Committee, as applicable, and the Board for the other Named Executive Officers and employees, the authority to grant options is vested solely with the Board, which considers the recommendations of the Independent Directors or Compensation Committee serving as an awards committee.

Retirement and Welfare Benefits

We maintain a 401(k) plan that provides an employer matching contribution of 100% of the first 3% of an executive’s compensation, with a contribution equal to $0.50 on the dollar up to the next 2% of an executive’s compensation or the maximum amount allowable by law. This benefit is available to all eligible employees.  Our Named Executive Officers participate in our 401(k) plan on the same basis as our other employees.  We also offer health and welfare benefits to our employees, including the Named Executive Officers who also receive these benefits on a basis consistent with our other employees. During 2012, in addition to contributions under the 401(k) plan, we offered the following benefits to our Named Executive Offices: life, group health and dental insurance.

Bank Owned Life Insurance

The Bank has invested in BOLI to finance employee benefit programs. The current cash surrender value of the policies included in other assets was $12.8 million as of December 31, 2012. The Bank recorded income from the insurance policies for the twelve-month period ended December 31, 2012 of $455,794. Under the BOLI insurance agreement, while employed, the beneficiaries of the Named Executive Officers would receive life insurance benefits of two times their annual salary. Life insurance coverage under the plan is solely during the active employment of the Named Executive Officer and does not continue past retirement. The outside independent directors have determined that these insurance policies and death benefit endorsement are a desirable and appropriate investment for the Bank.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth, on an award by award basis, information about unexercised stock options held by the Named Executive Officers as of December 31, 2012. All options were granted with an exercise or base price of 100% of market value as determined in accordance with the applicable plan. The number of shares subject to each award and the exercise or base price have been adjusted to reflect all stock splits effected after the date of such award, but have not otherwise been modified.

Outstanding Equity Awards at Fiscal Year End
	Option Awards
Name	Number of Securities Underlyijng Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Phillip C. Bowman	5,000	—	8.6500	04/18/17

(1)         Mr. Bowman’s options for 5,000 shares of stock were granted on April 18, 2007 at $8.65 per share to be vested 50% on April 18, 2008 and the remaining 50% on April 18, 2009.

Compensation of Directors

The following table summarizes the compensation paid to WSB’s non-employee directors during fiscal year 2012. Beyond these and other standard arrangements described below, no other compensation was paid to any such director.

Director Compensation

Name (1)	Fees Earned or Paid in Cash ($)	All Other Compensation ($) (2)	Total ($)

George Q. Conover	$29,000	$—	$29,000

Charles A. Dukes Jr.	29,000	—	29,000

William J. Harnett	—	150,000	150,000

Eric S. Lodge	29,500	—	29,500

Charles W. McPherson	20,500	—	20,500

Michael J. Sullivan	25,500		25,500

(1)         Messrs. Bowman and Huffman are executive officers and are not compensated for their services as Directors.

(2)         Represents annual salary of $150,000 paid to Mr. Harnett as a non-executive employee.

Director/Committee Fees

Our non-employee directors are paid board fees and committee fees based on attendance. Directors are paid $1,000 for each board meeting attended and $500 for each committee meeting attended, except that committee fees are only paid for meetings not occurring on board meeting dates. Chairman Harnett has been retained as a non-executive employee to serve as our Board Chairman and as an advisor to the CEO and Board. In lieu of Board and committee fees paid to our non-employee directors, Mr. Harnett receives an annual salary of $150,000 and the use of a company-paid automobile, and is eligible to a receive a bonus as determined in the Board’s discretion. Mr. Harnett is also entitled to certain other benefits in his capacity as a non-executive employee, including participation in the Bank’s 401(k) plan and life, group health and dental insurance plans on the same basis as other employees.  Mr. Harnett is also entitled to a change in control lump sum severance payment in the amount of $500,000 in the event his employment is involuntarily terminated, or if his level of compensation does not remain substantially the same (including bonus) and he voluntarily terminates his employment within 18 months following a change in control as defined by the OCC.

Director compensation and benefits are reviewed annually by the compensation committee, who review outside, publicly-available independent compensation reviews from SNL Financial and America’s Community Bankers Association in analyzing board compensation and benefits. The peer group information used for consideration is based on peer groups as defined and set by the outside service provider based on asset size, geographic location, type of financial institution, and operating performance. Accordingly, consistent with our objectives, the compensation of our directors is set with regard to the increased demands of serving as a director and local market practice. We do not, however, specifically benchmark the director compensation or any individual element of compensation to our peer companies, but generally review the information for competitive purposes.

Incentive Stock Awards

Our non-employee directors are eligible, and have received in the past, stock option grants as part of their compensation; however, no grants were awarded to non-employee directors in 2012. Option grants for non-employee directors are subject to Board approval. The Board believes that stock option grants further align the interest of the Directors with our stockholders.

Health and Welfare

Non-employee directors were previously allowed to participate in the Bank’s medical insurance plan on a basis consistent with employee participants; of the non-employee directors, only Mr. Sullivan elected to participate.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2012, with respect to compensation plans under which equity securities of WSB are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	5,000	8.65	1,077,875

(1) Includes the 1997 Omnibus Stock Plan, the 2001 Stock Option and Incentive Plan, and the 2011 Equity Incentive Plan. The 2011 Equity Incentive Plan was approved by the stockholders of WSB and the other Plans were approved by security holders of the Bank. Effective January 3, 2008, all of the then stockholders of the Bank became stockholders of WSB.

Beneficial Ownership of Securities

The following table sets forth information as of February 15, 2013 indicating the amount and percentage of WSB’s common stock beneficially owned by each director, each Named Executive Officer, and all directors and executive officers as a group, and by all persons, to the knowledge of WSB, beneficially owning more than five percent of WSB common stock.

Name		Amount and Nature of Beneficial Ownership (1)	Percentage of Outstanding Shares
Phillip C. Bowman	(2)	8,626	*
George Q. Conover		97,160	1.2%
Charles A. Dukes, Jr.	(4)	3,650	*
Gerald J. Whittaker		10,614	*
William J. Harnett	(3)	3,304,227	41.3%
Kevin P. Huffman		6,988	*
Eric S. Lodge	(4)	705	*
Charles W. McPherson	(4)	4,575	*
Michael J. Sullivan		422,542	5.3%
All directors and executive officers as a group (11 persons)		3,869,849	48.4%

*                                         Constitutes less than 1% of the outstanding shares of WSB common stock.

(1)                                 Beneficial ownership is direct except as otherwise indicated by footnote. In accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner of a security if he or she has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Unless otherwise indicated, all persons have sole voting and dispositive powers as to all shares reported.

(2)                                 Beneficial ownership of Mr. Bowman includes 5,000 shares subject to options granted and exercisable under WSB’s option plans.

(3)                                 Does not include 260,886 shares owned by Mr. Harnett’s adult children, of which he disclaims beneficial ownership. Mr. Harnett’s address is c/o 4201 Mitchellville Road, Suite 200, Bowie, Maryland 20716.

(4)                                 With respect to Mr. Lodge includes 150 shares which are jointly owned with his wife. The 4,050 shares for Mr. McPherson are also jointly owned with his wife. Mr. Duke’s shares include 1,250 shares indirectly owned as trustee for his grandchildren.

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

From time to time, WSB has had, and expects to have in the future, banking transactions in the ordinary course of business with its directors and officers, and other related parties.  WSB maintains written policies and procedures to strictly control all loans to insiders in accordance with Federal law (Regulation O). Insiders include any executive officer, director, or principal stockholder and entities which such persons control. These transactions have been made on substantially the same terms, including interest rates, collateral, and repayment terms, as those prevailing at the same time for comparable transactions with unaffiliated parties. The extensions of credit to these persons have not and do not currently involve more than the normal risk of collectability or present other unfavorable features. None of these loans or other extensions of credit are disclosed as nonaccrual, past due, restructured or potential problem loans.

WSB’s Board of Directors is required to review all related party transactions, excluding insider loans, which are approved by the full Board of Directors, and with any interested director not participating in the approval process, for potential conflicts of interest. All related party transactions and relationships must be on terms not materially less favorable than what would be usual and customary in similar transactions between unrelated persons dealing at arms length. To the extent such transactions are ongoing business relationships with WSB, such transactions are reviewed annually. Related party transactions are those involving WSB and the Bank, which are required to be disclosed pursuant to SEC Regulation S-K, Item 404.

Independence of the Board of Directors

The Board of Directors has determined that Messrs. Sullivan, Conover, Dukes, Lodge and McPherson are independent as defined under the applicable rules and listing standards of the NASDAQ Stock Market LLC (the “Independent Directors”). In making this determination, the Board considered any transactions and relationships between each director or his or her immediate family and WSB and its subsidiaries, as reported under “Certain Relationships and Related Person Transactions” below. Mr. Harnett is not independent because he was previously an executive officer of WSB, and remains a non-executive employee. Messrs. Bowman and Huffman are not independent because they are executive officers of WSB.

Item 14.                                                  Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

The Audit Committee has appointed Stegman & Company as WSB’s independent registered public accounting firm to audit the books and accounts of WSB and its subsidiaries for the year ending December 31, 2012. Stegman & Company has served as independent auditors for the subsidiaries of WSB for the last thirteen years and as auditors for WSB since 2008. The following is a summary of the fees billed to WSB by Stegman & Company for professional services rendered for the years ended December 31, 2012 and 2011:

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees

Audit Fees	$114,245	$114,036
Audit-Related Fees	17,002	12,750
Tax Fees	10,788	9,000
Total Fees	$142,035	$135,786

Audit Fees consist of fees billed for professional services rendered for the audit of the WSB’s annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Stegman & Company in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of WSB’s consolidated financial statements and are not reported under “Audit Fees”. The fees shown above were for auditing the Bank’s employee benefit plan.

Tax Fees. Consist of fees billed for professional services for tax compliance and advice, tax planning and preparation of tax returns.

All Other Fees. There were no fees billed for other professional services in fiscal years 2012 and 2011 that were not included in one of the above categories.

Policy on Audit Committee Pre-Approval of Audit Services and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services performed by its independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. For audit services, the independent registered public accounting firm provides an engagement letter in advance of the Audit Committee meeting, outlining the scope of the audit and related audit fees. If agreed to by the Audit Committee, this engagement letter is formally accepted by the Audit Committee at the Audit Committee meeting. For non-audit services, WSB’s senior management will submit from time to time to the Audit Committee for approval non-audit services that they recommend the Audit Committee engage the independent registered public accounting firm to provide for the year. WSB’s senior management and the independent registered public accounting firm will each confirm to the Audit Committee that each non-audit service is permissible under all applicable legal requirements. A budget, estimating non-audit service spending for the year, will be provided to the Audit Committee along with the request. The Audit Committee must approve both permissible non-audit services and the budget for such services. The Audit Committee will be informed routinely as to the non-audit services actually provided by the independent registered public accounting firm pursuant to this pre-approval process. The Audit Committee may delegate pre-approval authority to its Chairman. The Chairman must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following consolidated financial statements of WSB and its subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition—as of December 31, 2012 and 2011

Consolidated Statements of Operations—Years ended December 31, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows—Years ended December 31, 2012 and 2011

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

2.2

Agreement and Plan of Merger, dated as of September 10, 2012, by and between Old Line Bancshares, Inc. and WSB Holdings, Inc. (Incorporated by reference from WSB’s Current Report on Form 8-K filed on September 11, 2012).

3.1

- Amended and Restated Certificate of Incorporation of WSB Holdings, Inc. (Incorporated by reference from Amendment No. 1 to WSB’s Registration Statement on Form S-4, filed October 26, 2007, file no. 333-146877).

3.2	- Amended and Restated By-Laws of WSB Holdings, Inc. (Incorporated by reference from Amendment No. 1 to WSB’s Registration Statement on Form S-4, filed October 26, 2007, file no. 333-146877).

10.2	- 1997 Omnibus Stock Plan of WSB. (Incorporated by reference from WSB’s Registration Statement on Form S-4, filed October 23, 2007, file no.333-14687) †.

10.3	- Amendment No. 1 to the 1997 Omnibus Stock Plan (Incorporated by reference from WSB’s Registration Statement on Form S-8, filed January 18, 2008, file no. 333-148753) †.

10.4	- 2001 Stock Option and Incentive Plan. (Incorporated by reference from WSB’s Registration Statement on Form S-4, filed October 23, 2007, file no. 333-14687).

10.4.1	- Amendment No. 1 to the 2001 Stock Option and Incentive Plan (Incorporated by reference from WSB’s Registration Statement on Form S-8, filed January 18, 2008, file no. 333-148753) †.

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

10.12	- Form of Qualified Stock Option Agreement under 2011 Equity Incentive Plan (Incorporated by reference from WSB’s Form 8-K filed April 27, 2011) †

10.13	- Form of Non-Qualified Stock Option Agreement under 2011 Equity Incentive Plan (Incorporated by reference from WSB’s Form 8-K filed April 27, 2011) †.

10.14	- Supervisory Agreement for WSB Holdings, Inc. dated June 3, 2011 (Incorporated by reference from WSB’s Form 10-Q for the quarter ended June 30, 2011).

10.15	- Supervisory Agreement for The Washington Savings Bank dated June 3, 3011 (Incorporated by reference from WSB’s Form 10-Q for the quarter ended June 30, 2011).

10.16	- Letter to Phillip C. Bowman outlining offer of at-will employment dated April 27, 2011 (Incorporated by reference from WSB’s Form 10-Q for the quarter ended March 31, 2011) †.

21	- Subsidiaries of WSB Holdings, Inc. (filed herewith)

23	- Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	- Rule 13a-14(a)/15d — 14(a) Certifications of Chief Executive Officer (filedherewith).

31.2	- Rule 13a-14(a)/15d —14(a) Certifications of Chief Financial Officer (filed herewith).

32.1	- Section 1350 Certifications (furnished herewith).

101

The following materials from WSB Holdings, Inc.’s Quarterly Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text - (Furnished herewith).*

*Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†Management compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSB Holdings, Inc.
(Registrant)

March 14, 2013	By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Principal Executive Officer:

March 14, 2013	By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

Principal Financial and Accounting Officer:

March 14, 2013	By:	/s/Carol A. Ramey
Carol A. Ramey
Sr. Vice President/
Chief Financial Officer

March 14, 2013	/s/ Phillip C. Bowman
Phillip C. Bowman, Director

March 14, 2013	/s/ George Q. Conover
George Q. Conover, Director

March 14, 2013	/s/ Charles A. Dukes
Charles A. Dukes, Director

March 14, 2013	/s/ William J. Harnett
William J. Harnett, Director

March 14, 2013	/s/ Kevin P. Huffman
Kevin P. Huffman, Director

March 14, 2013	/s/ Eric S. Lodge
Eric S. Lodge, Director

March 14, 2013	/s/ Charles W. McPherson
Charles W. McPherson, Director

March 14, 2013	/s/ Michael J. Sullivan
Michael J. Sullivan, Director