Form 10-Q
period 2013-03-31
WSB Holdings Inc
filed 2013-05-10
CIK 1415022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended:  March 31, 2013

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File No. 000-53003

WSB HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	26-1219088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

There were 8,016,607 shares of Common Stock ($0.0001 Par Value) outstanding as of April 30, 2013.

WSB HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.  Financial Statments

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31, 2013	December 31, 2012

ASSETS
Cash	$3,369,782	$2,315,185
Federal funds sold and interest bearing deposits at FHLB - Atlanta	30,685,753	39,114,092
Total cash and cash equivalents	34,055,535	41,429,277

Loans receivable:
Held for sale	10,080,956	17,844,400
Held for investment (net of allowance for loan losses of $2,795,109 and $3,151,476 respectively)	171,898,301	176,200,814

Investment securities - available for sale at fair value	58,936,591	59,117,873
Mortgage-backed securities - available for sale at fair value	21,762,495	24,809,365
Investment in Federal Home Loan Bank stock, at cost	2,948,100	3,636,100
Accrued interest receivable on loans	743,792	829,567
Accrued interest receivable on investments	395,619	345,829
Real estate acquired in settlement of loans	5,062,065	5,182,403
Bank owned life insurance	12,936,837	12,824,768
Premises and equipment - net	4,741,270	4,752,789
Deferred income taxes	6,852,658	6,668,201
Other assets	1,552,123	2,851,087

TOTAL ASSETS	$331,966,342	$356,492,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$6,014,995	$6,668,011
Interest bearing	212,591,920	224,764,003
Total deposits	218,606,915	231,432,014

Federal Home Loan Bank borrowings	56,000,000	68,000,000
Advances from borrowers for taxes and insurance	782,298	469,701
Accounts payable, accrued expenses and other liabilities	1,424,089	1,265,196

TOTAL LIABILITIES	276,813,302	301,166,911

STOCKHOLDERS’ EQUITY:
Preferred stock, no stated par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock authorized, 20,000,000 shares at $.0001 par value, 8,016,607 and 8,016,607 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	802	802
Additional paid-in capital	11,206,794	11,206,794
Retained earnings - substantially restricted	43,197,810	43,256,158
Accumulated other comprehensive income	747,634	861,808

TOTAL STOCKHOLDERS’ EQUITY	55,153,040	55,325,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$331,966,342	$356,492,473

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months ended March 31,
	2013	2012
INTEREST INCOME:
Interest and fees on loans	$2,532,813	$3,007,614 $
Interest on mortgage-backed securities	157,291	778,348
Interest and dividends on investments	235,362	403,925

Total interest income	2,925,466	4,189,887

INTEREST EXPENSE:
Interest on deposits	399,802	793,024
Interest on other borrowings	461,219	513,457

Total interest expense	861,021	1,306,481

NET INTEREST INCOME	2,064,445	2,883,406
Provision for loan losses	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,064,445	2,883,406

NON-INTEREST INCOME:
Loan related fees	119,936	89,005
Gain on sale of loans	366,942	277,994
Gain on sale of investment securities - available for sale	—	158,952
Gain on sale of real estate acquired in settlement of loans	55,631	142,264
Service charges on deposits	35,632	31,897
Rental income	180,892	122,626
Other income	184,284	159,943

Total non-interest income	943,317	982,681

NON-INTEREST EXPENSE:
Salaries and benefits	1,715,002	1,795,100
Occupancy expense	171,950	165,204
Depreciation	104,366	114,680
Advertising	53,843	80,328
Service bureau charges	140,093	127,096
Service charges from banks	4,865	6,676
Stationary, printing and supplies	31,126	42,537
Professional services	80,476	129,182
FDIC Insurance	151,457	151,964
Provision for losses on real estate acquired in settlement of loans	—	90,502
Other taxes	66,912	67,563
Other	656,120	675,311

Total non-interest expense	3,176,210	3,446,143

(LOSS) EARNINGS BEFORE INCOME TAXES	(168,448)	419,944

INCOME TAX (BENEFIT) EXPENSE	(110,100)	141,900

NET (LOSS) EARNINGS	$(58,348)	$278,044
OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized gains on securities available for sale (net of taxes of $74,357 and $137,431)	(114,174)	(211,024)
Reclassification adjustment for loss (gain) on sale of securities realized in net income (net of taxes of $0, and $62,691)	—	(96,261)
Total other comprehensive loss	(114,174)	(307,285)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(172,522)	$(29,241)

BASIC (LOSS) EARNINGS PER COMMON SHARE	$(0.01)	$0.03

DILUTED (LOSS) EARNINGS PER COMMON SHARE	$(0.01)	$0.03
		$
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.00	$0.00
AVERAGE COMMON SHARES OUTSTANDING
	8,016,607	7,995,232
AVERAGE DILUTED COMMON SHARES OUTSTANDING	8,016,607	7,995,232

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE, JANUARY 1, 2012	$799	$11,095,646	$42,230,566	$945,999	$54,273,010

Exercise of Stock Options	—	—	—	—	0

Tax effect of stock options exercised	—	—	—	—	0

Net Income	—	—	278,044	—	278,044

Other comprehensive gain-unrealized, loss on available for sale securities	—	—	—	(307,285)	(307,285)

BALANCE, MARCH 31, 2012	$799	$11,095,646	$42,508,610	$638,714	$54,243,769

BALANCE, JANUARY 1, 2013	$802	$11,206,794	$43,256,158	$861,808	$55,325,562

Net Loss	—	—	(58,348)	—	(58,348)

Other comprehensive loss-unrealized, loss on available for sale securities	—	—	—	(114,174)	(114,174)

BALANCE, MARCH 31, 2013	$802	$11,206,794	$43,197,810	$747,634	$55,153,040

See notes to consolidated financial statements

WSB HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ending
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)/earnings	$(58,348)	$278,044
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Provision for losses on real estate acquired in settlement of loans	—	90,502
Depreciation	104,366	114,680
Amortization of premiums and accretion of discounts, net	63,312	95,340
Gain on sale of investment securities- available for sale	—	(158,952)
Gain on sale of other real estate owned	(55,631)	(142,264)
Gain on sale of loans	(366,942)	(277,994)
Loans originated for sale	(27,082,667)	(22,625,773)
Proceeds from sale of loans originated for sale	34,846,111	23,991,690
Increase in cash surrender value of bank owned life insurance	(112,069)	(112,652)
Decrease (increase) in other assets	1,298,962	(71,131)
Decrease in accrued interest receivable	35,985	162,993
Change in deferred income taxes	(110,100)	141,899
Increase in accounts payable, accrued expenses and other liabilities	158,894	133,485
Decrease in accrued interest payable	(45)	(1,314)
Decrease in net deferred loan fees	(7,088)	(3,707)

Net cash provided by operating activities	8,714,740	1,614,846

INVESTING ACTIVITIES:

Net decrease in loans receivable- held for investment	4,533,061	8,724,540
Purchase of mortgage-backed securities - available for sale	—	(10,107,813)
Proceeds from sales, calls, and maturities of mortgage-backed securities	2,926,250	4,124,983
Proceeds from sales, calls and maturities of investment securities-available for sale	50,058	7,256,884
Redemption of Federal Home Loan Bank Stock	688,000	—
Purchase of premises and equipment	(92,847)	(124,930)
Development of real estate acquired in settlement of loans	(16,826)	(92,899)
Proceeds from sale of real estate acquired in settlement of loans	336,279	634,856

Net cash provided by investing activities	8,423,975	10,415,621

FINANCING ACTIVITIES:

Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(11,204,029)	5,911,914
Proceeds from issuance of certificates of deposit	418,375	16,106,680
Payments for maturing certificates of deposit	(2,039,400)	(14,805,339)
Net increase in advance payments by borrowers for taxes and insurance	312,597	239,120
Decrease in FHLB Advances	(12,000,000)	(16,000,000)

Net cash used in financing activities	(24,512,457)	(8,547,625)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,373,742)	3,482,842

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,429,277	4,401,853

CASH AND CASH EQUIVALENTS, END OF PERIOD
	$34,055,535	$7,884,695

CASH PAID DURING THE PERIOD FOR:

Income taxes	$—	$—

Interest	$822,365	$1,286,989

Non-cash transactions:
Real estate acquired in settlement of loans	$131,120	$1,429,400

See notes to consolidated financial statements.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

1.      Financial Statements

The Consolidated Financial Statements for the three month period ended March 31, 2013 and 2012 have been prepared by WSB Holdings, Inc. (“WSB” or the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented, have been made.  All significant intercompany transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.   Management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), a copy of which is available at www.twsb.com and www.sec.gov.  The results of operations for the three month period ended March 31, 2013, are not necessarily indicative of the operating results for the full year, or any other period.

Certain prior year’s amounts have been reclassified to conform with the current year’s presentation.

2.      Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted Earnings Per Common Share (“EPS”) computation for all periods presented in the Consolidated Statements of Operations.

	Three Months Ended March 31,
	2013			2012
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net (loss) income available to Common Stockholders	$(58,348)	8,016,607	$(0.01)	$278,044	7,995,232	$0.03

Effect of Dilutive
Options
Incremental Shares		—			—

Diluted EPS
Net (loss) income available to Common Stockholders	$(58,348)	8,016,607	$(0.01)	$278,044	7,995,232	$0.03

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

Options to purchase 5,000 shares of common stock were excluded in the computation of diluted EPS for the three months ended March 31, 2013 because their effect would have been antidilutive.

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

There were no awards granted during 2013 or 2012.  There was no pre-tax stock-based compensation during the three months ending March 31, 2013 and 2012.

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

The following table summarizes stock option activity for the three month period ended March, 31 2013:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2012	5,000	$8.65
Exercised	—	—
Granted	—	—
Forfeited	—	—

Outstanding at March 31, 2013	5,000	$8.65	4.1	$0
Exercisable at March 31, 2013	5,000	$8.65	4.1	$0

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

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

For the three months ending March 31, 2013, there were no transfers between levels 1, 2 or 3.

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

Loans

We do not record loans held-for-investment at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s Accounting Standards Codification Receivables Topic.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2013, all of the totally impaired loans were evaluated based upon the fair value of the collateral and/or discounted cash flows. In accordance with guidance regarding fair value measurements, impaired loans where an allowance is established based on the fair value of collateral

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the loan as nonrecurring Level 3.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

	At March 31, 2013 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Loans held-for-sale	$10,081	$	$10,081	$	$
Available-for-sale, Agencies callable	58,937	—	58,937	—	—
Available-for-Sale, Municipal Bonds	0	—	0	—	—
Available-for-Sale Residential MBS	21,762	—	21,762	—	—
	$90,780	$—	$90,780	$—	$—

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	At December 31, 2012 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Loans held-for-sale	$17,844	$	$17,844	$	$
Available-for-sale, Agencies callable	59,118	—	59,118	—	—
Available-for-Sale, Municipal Bonds	0	—	0	—	—
Available-for-Sale, Corporate Bonds	0	—	0
Available-for-Sale Residential MBS	24,809	—	24,809	—	—
	$101,771	$—	$101,771	$—	$—

Loans held-for-sale, which are carried at the lower of cost or market, did not have any impairment charge at March 31, 2013 and December 31, 2012.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012 are included in the tables below:

	At March 31, 2013 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Residential Real estate	$16,611	$—	$16,611	$—
Construction	—	—	—	—
Land and land Acquisition	4,487	—	4,487	—
Commercial Real Estate and Commercial	12,800	—	12,800	—
Consumer	—	—	—	—
Total Impaired Loans	33,898	—	33,898	—

Real estate acquired in settlement of loans:
Residential Real estate	$874	$—	$874	$—
Construction	912	—	912	—
Land and land Acquisition	1,578	—	1,578	—
Commercial Real Estate and Commercial	1,698	—	1,698	—
Consumer	—	—	—	—
Total Real estate acquired in settlement of loans:	5,062	—	5,062	—

Total	$38,960	$—	$38,960	$—

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	At December 31, 2012 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Residential Real estate	$15,134	$—	$15,134	$—
Construction	—	—	—	—
Land and land Acquisition	4,770	—	4,770	—
Commercial Real Estate and Commercial	12,616	—	12,616	—
Consumer	5	—	5	—
Total Impaired Loans	32,525	—	32,525	—

Real estate acquired in settlement of loans:
Residential Real estate	$621	$—	$621	$—
Construction	913	—	913	—
Land and land Acquisition	1,447	—	1,447	—
Commercial Real Estate and Commercial	2,201	—	2,201	—
Consumer	—	—	—	—
Total Real estate acquired in settlement of loans:	5,182	—	5,182	—

Total	$37,707	$—	$37,707	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $35.0 million, with a related valuation allowance of $1.1 million, at March 31, 2013 compared to a principal balance of $33.7 million, with a related valuation allowance of $1.2 million, at December 31, 2012.

Real estate acquired in settlement of loans is carried at the lower of our recorded investment or fair value at the date of acquisition.  Write-downs to fair value at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs are included in non-interest expense.  Costs relating to the development and improvement of a property are capitalized, whereas those relating to holding the property are charged to expense when incurred.  The real estate is carried at the lower of acquisition or fair value net of estimated costs to sell subsequent to acquisition.  Operating expenses of real estate owned are reflected in other non-interest expenses.  The value of other real estate owned “OREO” properties held due to foreclosures at March 31, 2013 was $5.1 million compared to $5.2 million at December 31, 2012.

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

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	March 31, 2013 (In thousands)				December 31, 2012 (In thousands)
		Quoted Prices	Significant	Significant		Quoted Prices	Significant	Significant
		in Active	Other	Other		in Active	Other	Other
	Carrying	Markets for	Observable	Unobservable	Carrying	Markets for	Observable	Unobservable
	Amount	Identical Assets	Inputs	Inputs	Amount	Identical Assets	Inputs	Inputs
	(000’s)	(Level 1)	(Level 2)	(Level 3)	(000’s)	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$34,056	$—	$34,056	$—	$41,429	$—	$41,429	$—
Loans receivable, net	181,979	—	183,334	—	194,045	—	196,180	—
Mortgage-backed securities:
Available for sale	21,762	—	21,762	—	24,809	—	24,809	—
Investment securities:
Available for sale	58,937	—	58,937	—	59,118	—	59,118	—
Investment in Federal Home
Loan Bank stock	2,948	—	2,948	—	3,636	—	3,636	—
Bank Owned Life Insurance	12,937	—	12,937	—	12,825	—	12,825	—

Liabilities:
Deposits:
Non-interest-bearing	6,015	—	6,015	—	6,668	—	6,668	—
Interest bearing	212,592	—	213,876	—	224,764	—	226,162	—
Borrowings	56,000	—	57,188	—	68,000	—	69,385	—

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013 and December 31, 2012.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since reporting period ending March 31, 2013 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

5.                  Loans

The following table summarizes loans at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
FIRST MORTGAGE LOANS:
Secured by single-family residences	$67,215,875	$67,113,044
Secured by 5 or more- residential	2,192,150	2,211,044
Secured by other properties	28,744,525	30,111,544
Construction loans	4,407,163	4,495,641
Land and land development loans	5,804,840	6,085,545
Land acquisition loans	285,203	290,249

	108,649,756	110,307,067

SECOND MORTGAGE LOANS	1,660,786	1,678,060

COMMERCIAL AND OTHER LOANS:
Commercial -secured by real estate	62,562,447	65,498,712
Commercial	1,783,005	1,838,454
Loans secured by savings accounts	179,254	166,699
Consumer installment loans	238,263	250,487

	175,073,510	179,739,479

LESS:
Allowance for loan losses	(2,795,109)	(3,151,476)

Deferred loan fees, net	(380,101)	(387,189)

TOTAL LOANS RECEIVABLE HELD-FOR-INVESTMENT	$171,898,301	$176,200,814

The risks associated with each portfolio class are as follows:

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

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

Allowance for loan losses and recorded investment in loans for the three month periods ended March31, 2013 and 2012 is summarized as follows:

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three Months Ended March 31, 2013
	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)

Allowance for loan losses:
Beginning balance	$1,697	$89	$163	$1,197	$5	$3,151
Charge-offs	(501)	—	(49)	(35)	(5)	(590)
Recoveries	2	—	2	230	—	234
Provisions	(41)	(77)	(22)	136	4	—
Ending Balance	1,157	12	94	1,528	4	2,795

Ending Balance: individually evaluated for impairment	531	—	57	476	—	1,064
Ending Balance: collectively evaluated for impairment	626	12	37	1,052	4	1,731
	1,157	12	94	1,528	4	2,795

Loans:
Ending Balance	$99,813	$4,407	$6,090	$64,346	$418	$175,074
Ending Balance: individually evaluated for impairment	17,143	—	4,544	13,275	—	34,962
Ending Balance: collectively evaluated for impairment	82,670	4,407	1,546	51,071	418	140,112

	Three Months Ended March 31, 2012
	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,740	$67	$395	$2,914	$8	$6,124
Charge-offs	(737)	—	(234)	(1,375)	—	(2,346)
Recoveries	1	—	1	10	—	12
Provisions	318	(27)	213	(501)	(3)	—
Ending Balance	2,322	40	375	1,048	5	3,790

Ending Balance: individually evaluated for impairment	515	—	103	343	—	961
Ending Balance: collectively evaluated for impairment	1,807	40	272	705	5	2,829

Loans:
Ending Balance	$114,076	$3,807	$7,699	$73,617	$488	$199,687
Ending Balance: individually evaluated for impairment	10,143	—	2,831	10,552	—	23,526
Ending Balance: collectively evaluated for impairment	103,933	3,807	4,868	63,065	488	176,161

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

As part of our on-going monitoring of the credit quality of our loan portfolio, we categorize loans into risk categories based on relevant information about the ability of borrowers to repay their debt.  Current financial information, historical payment experience, credit documentation, current economic trends and other factors are used to categorize loans into risk categories.

Credit quality indicators as of March 31, 2013 are as follows:

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

Credit risk profile by internally assigned grade, as described above at March 31, 2013 and December 31, 2012 is as follows:

At March 31, 2013	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Pass	$90,446	$4,407	$2,028	$51,358	$418	$148,657
Special Mention	1,200	—	—	463	—	1,663
Substandard	8,113	—	4,021	12,525	—	24,659
Doubtful/Loss	54	—	41	—	—	95
Total	$99,813	$4,407	$6,090	$64,346	$418	$175,074

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

For the year ended December 31, 2012	Residential Real Estate	Construction	Land and Land Acquisition	Commercial Real Estate and Commercial	Consumer	Total
	(dollars in thousands)
Pass	$90,846	$4,496	$1,916	$53,279	$412	$150,949
Special Mention	1,111	—	25	477	—	1,613
Substandard	9,082	—	4,390	13,581	5	27,058
Doubtful/Loss	74	—	45	—	—	119
Total	$101,113	$4,496	$6,376	$67,337	$417	$179,739

Information on impaired loans at March 31, 2013 and December 31, 2012 is as follows:

		Unpaid
	Recorded	Principal	Related
At March 31, 2013	Investment	Balance	Allowance
	(dollars in thousands)
With no related allowance recorded:
Residential Real Estate	$7,627	$7,627	$—
Construction	—	—	—
Land and Land Acquisition	2,260	2,260	—
Commercial Real Estate and Commercial	2,183	2,183	—
Consumer	—	—	—
With an allowance recorded:
Residential Real Estate	$8,984	$9,515	$531
Construction	—	—	—
Land and Land Acquisition	2,227	2,284	57
Commercial Real Estate and Commercial	10,617	11,093	476
Consumer	—	—	—
Total
Residential Real Estate	$16,611	$17,142	$531
Construction	—	—	—
Land and Land Acquisition	4,487	4,544	57
Commercial Real Estate and Commercial	12,800	13,276	476

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

		Unpaid
	Recorded	Principal	Related
As of December 31, 2012	Investment	Balance	Allowance
	(dollars in thousands)
With no related allowance recorded:
Residential Real Estate	$5,166	$5,166	$—
Construction	—	—	—
Land and Land Acquisition	2,157	2,157	—
Commercial Real Estate and Commercial	2,159	2,159	—
Consumer	5	5	—
With an allowance recorded:
Residential Real Estate	$9,968	$10,534	$573
Construction	—	—	—
Land and Land Acquisition	2,613	2,687	74
Commercial Real Estate and Commercial	10,457	11,030	566
Consumer	—	—	—
Total
Residential Real Estate	$15,134	$15,700	$573
Construction	—	—	—
Land and Land Acquisition	4,770	4,844	74
Commercial Real Estate and Commercial	12,616	13,189	566
Consumer	5	5	—

Information on the average recorded investment and interest income recognized on impaired loans for three month periods ending March 31, 2013 and 2012 are as follows:

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three Months ended
	March 31, 2013		March 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(dollars in thousands)
With no related allowance recorded:
Residential Real Estate	$8,818	$98	$7,357	$48
Construction	—	—	—	—
Land and Land Acquisition	3,674	30	1,887	13
Commercial Real Estate and Commercial	2,433	3	3,759	17
Consumer	—	—	—	—
With an allowance recorded:
Residential Real Estate	$9,545	$100	$10,169	$134
Construction	—	—	—	—
Land and Land Acquisition	2,284	5	2,834	21
Commercial Real Estate and Commercial	11,114	122	10,587	128
Consumer	—	—	—	—
Total
Residential Real Estate	$18,363	$198	$17,526	$182
Construction	—	—	—	—
Land and Land Acquisition	5,958	35	4,721	34
Commercial Real Estate and Commercial	13,547	125	14,346	145
Consumer	—	—	—	—

An age analysis of past due loans as of March 31, 2013 and December 31, 2012 is as follows:

	Two payments	Three payments	Non-Accrual	Total
As of March 31, 2013	Past Due	Past Due	Loans	Past Due	Current	Total
	(dollars in thousands)
Residential Real Estate	$1,356	$567	$6,855	$8,778	$91,035	$99,813
Construction	—	—	—	—	4,407	4,407
Land and Land Acquisition	—	—	3,783	3,783	2,307	6,090
Commercial Real Estate and Commercial	671	—	10,804	11,475	52,871	64,346
Consumer	—	—	—	—	418	418
Total	$2,027	$567	$21,442	$24,036	$151,038	$175,074

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	2 payments	3 payments	Non-Accrual	Total
As of December 31, 2012	Past Due	Past Due	Loans	Past Due	Current	Total
	(dollars in thousands)
Residential Real Estate	$1,842	$1,329	$5,088	$8,259	$92,855	$101,114
Construction	—	—	—	—	4,496	4,496
Land and Land Acquisition	—	25	6,349	6,374	1	6,375
Commercial Real Estate and Commercial	3,043	988	8,290	12,321	55,016	67,337
Consumer	—	—	5	5	412	417
Total	$4,885	$2,342	$19,732	$26,959	$152,780	$179,739

Loans on which the recognition of interest has been discontinued amounted to approximately $21.4 million and $19.7 million at March 31, 2013 and December 31, 2012, respectively.  If interest income had been recognized on those loans at their stated rates during the period ending March 31, 2013 and year ended December 31, 2012, interest income would have been increased by approximately $2.3 million and $2.0 million, respectively. The total allowance for loan losses on our impaired loans was approximately $1.2 million at March 31, 2013 and $512,000 million at December 31, 2012.

The impaired loans included in the table above were comprised of collateral dependent 1-4 residential real estate, lot loans and commercial real estate loans. The average recorded investment in impaired loans was $37.9 million and $36.6 million for the three month periods ending March 31, 2013 and March 31, 2012, respectively.

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

We had approximately $22.4 million in TDRs at March 31, 2013, with approximately $419,000 added during the three month period ending March 31, 2013, the majority of which were on accrual status.

The following presents by class, information related to loans in a TDR at March 31, 2013 and December 31, 2012.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	TDRs on Non-	TDRs on	Total
March 31, 2013 (in thousands)	Accrual Status	Accrual Status	TDRs

Residential Real Estate	$1,190	$9,907	$11,097
Land and Lot Loans	1,061	761	1,822
Commercial Real Estate	6,597	2,851	9,448

Total TDRs	$8,848	$13,519	$22,367

	TDRs on Non-	TDRs on	Total
December 31, 2012 (in thousands)	Accrual Status	Accrual Status	TDRs

Residential Real Estate	$775	$9,907	$10,682
Construction Loans	—	—	—
Land and Lot Loans	943	762	1,705
Commercial Real Estate	6,977	3,337	10,314

Total TDRs	$8,695	$14,006	$22,701

We consider an impaired loan to be performing to its modified terms if the loan is not past due 30 days or more as of the report date.

The following presents, by class, information related to loans modified in a TDR during the three months ending March 31, 2013 and 2012.

	Loans Modified as a TDR for the Three Months Ended
	March 31, 2013		March 31, 2012
Troubled Debt Restructurings:	Number of	Recorded Investment	Number of	Recorded Investment
(dollars in thousands)	Contracts	(as of period end)	Contracts	(as of period end)

Residential Real Estate	1	$179	6	$1,478
Land and Lot Loans	—	—	—	—
Commerical Real Estate	1	210	—	—

Total TDRs	2	$389	6	$1,478

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

The following reflects a summary of TDR loan modifications outstanding and respective performance under the modified terms as of March 31, 2013 and December 31, 2012:

	TDRs	TDRs Not
	Performing to	Performing to	Total
March 31, 2013 (in thousands)	Modified Terms	Modified Terms	TDRs

Residential Real Estate
Rate reduction	$8,251	$324	$8,575
Extension or other modification	757	287	1,044
Total residential TDRs	$9,008	$611	$9,619

Land and Lot Loans:
Rate reduction	$761	$1,030	$1,791
Extension or other modification	—	31	31
Total Land and Lot Loans	$761	$1,061	$1,822

Commercial:
Rate reduction	$1,999	$7,175	$9,174
Extension or other modification	1,752	—	1,752
Total commerical TDRs	$3,751	$7,175	$10,926
Total TDRs	$13,520	$8,847	$22,367

	TDRs	TDRs Not
	Performing to	Performing to	Total
December 31, 2012 (in thousands)	Modified Terms	Modified Terms	TDRs

Residential Real Estate
Rate reduction	$9,021	$924	$9,945
Extension or other modification	581	156	737
Total residential TDRs	$9,602	$1,080	$10,682

Land and Lot Loans:
Rate reduction	$762	$912	$1,674
Extension or other modification	—	31	31
Total Land and Lot Loans	$762	$943	$1,705

Commercial:
Rate reduction	$875	$7,536	$8,411
Extension or other modification	—	1,903	1,903
Total commerical TDRs	$875	$9,439	$10,314
Total TDRs	$11,239	$11,462	$22,701

The following presents loans modified in a TDR that defaulted during the three months ended March 31, 2013 and 2012, and within twelve months of their modification date.  A TDR is considered to be in default once it becomes 30 days or more past due following a modification.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Three Months ended
TDRs that Defaulted During the Period,	March 31, 2013		March 31, 2012
Within Twelve Months of Modification Date	Number of	Recorded Investment	Number of	Recorded Investment
(dollars in thousands)	Contracts	(as of period end)	Contracts	(as of period end)

Residential Real Estate	4	$281	5	$417
Lot Loans	—	—	1	146
Commercial Real Estate	—	—	1	613

Total TDRs	4	$281	7	$1,176

6.                    Investments and Mortgage-Backed Securities

Investment securities consist of the following:

	March 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$12,351,874	$41,695	$32,030	$12,361,539
Farmer Mac	6,997,649	3,400	2,769	6,998,280
FNMA Agencies	33,597,985	9,672	75,784	33,531,873
FHLMC Agencies	6,051,856	4,187	11,144	6,044,899
	$58,999,364	$58,954	$121,727	$58,936,591

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLB Agencies	$12,401,830	$68,247	$22,474	$12,447,603
Farmer Mac	6,997,553	2,550	3,793	6,996,310
FNMA Agencies	33,613,844	45,714	47,618	33,611,940
FHLMC Agencies	6,065,936	6,584	10,500
	$59,079,163	$123,095	$84,385	$59,117,873

There were no proceeds from the sales and calls of investment securities for the three months ending March 31, 2013.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

Proceeds from the sales and calls of investment securities were as follows for the three months ending March 31, 2012:

	March 31, 2012
			Gross Realized
	Carrying		Gain
	Value	Proceeds	on sales

FHLB - Agency Callable - Called	$5,000,000	$5,000,000	$—
FHLB - Agency Callable - Sold	1,808,311	1,967,263	158,952
	$6,808,311	$6,967,263	$158,952

Mortgage-backed securities consisted of the following:

	March 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLMC pass-through certificates	$2,839,353	$133,222	$—	$2,972,575
FNMA pass-through certificates	7,980,085	426,897	—	8,406,982
Other pass-through certificates	9,645,717	737,221	—	10,382,938
	$20,465,155	$1,297,340	$—	$21,762,495

Weighted average interest rate	3.26%

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

AVAILABLE FOR SALE:
FHLMC pass-through certificates	$3,220,880	$141,916	$—	$3,362,796
FNMA pass-through certificates	8,667,364	467,908	—	9,135,272
Other pass-through certificates	11,536,733	774,564	—	12,311,297
	$23,424,977	$1,384,388	$—	$24,809,365

Weighted average interest rate	3.58%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

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

Gross unrealized losses and fair value by length of time that the individual available-for-sale investment and mortgage-backed securities have been in a continuous unrealized loss position is as follows:

	March 31, 2013		December 31, 2012
		Continuous		Continuous
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Less than 12 months
Callable Agencies	$37,507,653	$121,727	$24,043,600	$84,384
More than 12 months
Private label collaterized mortgage obligations	—	—	—	—

Total	$37,507,653	$121,727	$24,043,600	$84,384

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

We believe that the unrealized losses, included in the table above, are temporary.  The unrealized losses are driven by market illiquidity causing price deterioration.  Because our intention is not to sell the MBS and it is not more likely than not that we will be required to sell the MBS before recovery of their amortized cost bases, which may be maturity, as such, management does not consider these MBS to be other-than-temporarily impaired at March 31, 2013.

There were no sales of mortgage-backed securities for the three months ending March 31, 2013.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

7.       Accumulated Other Comprehensive Income

The following table presents the change in each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013:

Net Unrealized Gains
and Losses on
(dollars in thousands)	Investment Securities

January 1, 2013	(862)
Other Comprehensive Loss Before Reclassifications	748
Amounts Reclassified from Accululated Other Comprehensive Income
Net Current-Period Other Comprehensive Loss	748
March 31, 2013	(114)

8.       New Accounting Pronouncements

In December 2011, the FASB issued an accounting standards update to increase the disclosure requirements surrounding derivative instruments that are offset within the balance sheet pursuant to the provisions of current GAAP. The objective of the update is to provide greater comparability between issuers reporting under U.S. GAAP versus IFRS and provide users the ability to evaluate the effect of netting arrangements on a company’s financial statements. The provisions of the update are effective for annual and interim periods beginning on or after January 1, 2013 and did not add to the Company’s current level of disclosures.

In February 2013 FASB issued ASU 2013-02, “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”.  The objective of the new guidance is to improve the transparency of reporting reclassifications out of accumulated other comprehensive income (“OCI”) by requiring entities to present in one place information about significant amounts reclassified and, in some cases, to provide cross references to related footnote disclosures.  The amendments do not change the current requirements for reporting net income or OCI, nor do they require new information to be disclosed.  The amendments has been applied prospectively and are effective for public entities in both interim and annual reporting periods beginning after December 15, 2012.

9.      Pending Merger

On September 10, 2012, WSB and Old Line Bancshares, Inc., the parent company of Old Line Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Old Line Bancshares will acquire WSB for consideration of approximately $48.7 million in stock and cash, or $6.12 per share, subject to possible adjustment.  The Merger Agreement, which has been approved by the Boards of Directors and stockholders of both companies, provides that WSB will be merged with and into Old Line Bancshares.  The Bank will be merged with and into Old Line Bank immediately following consummation of the merger.

WSB HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

Consummation of the merger is subject to certain conditions, including, among others, the approval of the Merger Agreement by the stockholders of Old Line Bancshares and WSB and the receipt of required regulatory approvals, all of which approvals have been received.

The Merger Agreement includes customary representations, warranties and covenants of the parties. The Merger Agreement contains termination rights of WSB and Old Line Bancshares and further provides that we will be required to pay Old Line Bancshares a termination fee of $1.75 million if the Merger Agreement is terminated under specified circumstances set forth therein.

We expect the merger to close on or about May 10, 2013.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) banks have been permitted to pay interest on demand deposit accounts, including those from businesses, since July 21, 2011.  While we have not yet experienced any material impact from this provision on our operations, if our competitors were to start paying interest on these accounts it is possible that our interest expense associated with deposits could increase, or that there could be additional impacts on the Bank’s allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, and profitability.

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

Recent Developments

Entry into a Material Definitive Agreement

On September 10, 2012, WSB and Old Line Bancshares, Inc., the parent company of Old Line Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Old Line Bancshares will acquire WSB for consideration of approximately $48.7 million in stock and cash, or $6.12 per share, subject to possible adjustment.  The Merger Agreement, which has been approved by the Boards of Directors and the stockholders of both companies, provides that WSB will be merged with and into Old Line Bancshares.  The Bank will be merged with and into Old Line Bank immediately following consummation of the merger.

Consummation of the merger is subject to certain conditions, including, among others, the approval of the Merger Agreement by the stockholders of Old Line Bancshares and WSB and the receipt of required regulatory approvals, all of which approvals have been received.

In addition, a lawsuit has been filed against WSB and its directors and against Old Line Bancshares that seeks to enjoin the merger.  Please see Part II - “Item 1. Legal Proceedings” of this report.  Please refer to our Current Report on Form 8-K filed October 26, 2012 for further information relating to the lawsuit.

The Merger Agreement includes customary representations, warranties and covenants of the parties. The Merger Agreement contains termination rights of WSB and Old Line Bancshares and further provides that we will be required to pay Old Line Bancshares a termination fee of $1.75 million if the Merger Agreement is terminated under specified circumstances set forth therein.

We expect the merger to close on or about May 10, 2013.  For additional information regarding our pending merger with Old Line Bancshares, please see as our definitive proxy statement filed with the Securities and Exchange Commission on March 5, 2013.

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

Accounting policies considered relatively more critical due to either the subjectivity involved in the estimate and/or the potential impact that changes in the estimates can have on the reported financial results include the accounting for the allowance for loan losses.  Information concerning this policy is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in our

Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).  There were no significant changes in this accounting policy during the three months ending March 31, 2013.

Consolidated Results of Operations

Net loss for the three months ended March 31, 2013 was $58,000, or $0.01 per basic and diluted share, compared to net income of $278,000 or $0.03 per basic share and diluted share for the same three month period last year.  Net income for the three period ended March 31, 2013, represent a decrease of $336,000, or 121%, over the same period last year.

The decrease in net earnings for the three month period is primarily the result of an $819,000 decrease in net interest income and a $39,000 decrease in non-interest income, partially offset by the decrease of $270,000 in non-interest expenses, all as compared to the same three month period last year.  The decrease in net interest income is primarily the result of the reductions in our mortgage-backed securities (“MBS”) and our loan portfolio classified as held for investment due to loan payoffs.  The primary reason for the decrease in non-interest income during the three month period is a decrease in the gain on sale of investment securities available for sale.  The decrease in non-interest expense for the three month period is primarily the result of decreases of $91,000 in the provision for losses on real estate acquired in settlement of loans and $80,000 in salaries and benefits.  As we continue to experience low loan demand there has been a decrease in our total loans held-for-investments portfolio which contributed to our interest income decreasing by 30%, for the three months ended March 31, 2013. Also, during the three month period ending March 31, 2013, interest income decreased as a result of a decrease in both the balance of and yield in our loan portfolio classified as held for sale, primarily as a result of the continued efforts to reduce our higher cost liabilities, offsetting the decrease in interest expense.

Interest Income/Expense

Total interest income decreased $1.3 million, or 30.2%, for the three month period ending March 31, 2013, compared to the corresponding period last year, due primarily to a decrease in both the average volume and average yield on interest-earning assets.

The three month average balance of interest-earning assets decreased to $304.1 million for the three months ending March 31, 2013 from $344.6 million for the three months ending March 31, 2012, due primarily to a decrease in loans held for investment MBS, offsetting an increase in investment securities and federal funds sold.  The decrease in loans held-for-investment is primarily the result of principal paydowns. The decrease in MBS securities is the result of repositioning our investment portfolio by selling our MBS and purchasing callable agencies during 2012.  In accordance with the Merger Agreement, WSB repositioned a portion of its investment portfolio by selling existing securities that may have resulted in an adjustment to the total consideration to be paid in the merger with Old Line Bancshares, based on adjustments relating to the value of our investment portfolio as set forth in the Merger Agreement, if such securities remained in our portfolio, as well as purchasing new securities with Old Line Bancshares’ consent.

The average yield on our interest-earning assets decreased to 3.85% during the three months ended March 31, 2013 from 4.86% during the same period in 2012.  The decrease is primarily the result of lower interest rates on interest earnings assets including our loans held for investment, MBS and investment securities compared to the same period last year due to a lower interest rate environment.

Total interest expense decreased $445,000, or 34.1%, for the three month period ended March 31, 2013, compared to the same period in the prior year.  The decrease was attributable to a decrease in both the average balance, resulting primarily from the maturities of approximately $5.0 million in our brokered certificate of deposits since March 31, 2012, and the average interest rate on our interest-bearing liabilities.  For the three month period ended March 31, 2013, our average interest-bearing liabilities were $271.9 million with an average rate of 1.29%, compared to $309.9 million with an average rate of 1.69% for the corresponding period last year.

Net interest income decreased $819,000, or 28.4%, for the three month period ended March 31, 2013, compared to the same period in the prior year.  Due to a lower average yield on our interest earning assets and a lower average yield on our cost of interest-bearing liabilities, our net interest rate spread decreased to 2.56% for the three month period ended March 31, 2013 from 3.17% for the same period in the prior year. The ratio of our interest-earning assets to interest-bearing liabilities increased to 111.87% at March 31, 2013 from 111.20% at March 31, 2012.

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

The allowance for loans losses is very subjective in nature, relying significantly on historical loss experience, collateral valuations available to management on specific loans, and economic conditions.  The challenges caused by the recent recession and continuing high unemployment levels and uncertain real estate valuations have resulted in the Bank currently applying a loss history look back period for the allowance for loan losses of 12 months, which is shorter than the period the Bank had used historically.  We continue to be mindful of the continued problems within the economy and its impact on our loan portfolio as well as the inherent risk within the portfolio, and management will make adjustments to the allowance and loan loss provision as necessary.  Based on our review, no provision was necessary for the three month period ending March 31, 2013.

During the three months ended March 31, 2013, the allowance decreased by $356,000 or 10.7%, to $2.8 million at March 31, 2013 from $3.2 million at December 31, 2012, as a result of net charge-offs of approximately $356,000 during the three months ending March 31, 2013. At March 31, 2013, the allowance was 1.60% of total loans held-for-investment, compared to 1.76% of total loans held-for-investment at December 31, 2012.

Based on our review, the change in the allowance is appropriate primarily due to the fact that the risk profile of our loan portfolio has improved and our loan portfolio balance classified as held-for-investment, particularly our residential real estate loans, have been reduced during the three months ended March 31, 2013.

Our determination of the adequacy of the allowance requires significant judgment, and estimates of probable losses inherent in the loans held-for-investment portfolio can vary significantly from the amounts actually observed. See Critical Accounting Policies in the 2012 Form 10-K. While we use available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolios, changes in the financial condition of borrowers, such as may result from changes in economic conditions, or other considerations determined by management to be appropriate.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio and the allowance.  Such review may result in additional provisions based upon their judgments of information available at the time of each examination.

We experienced a decrease in charge-offs in our loan portfolio during the three month period ending March 31, 2013 compared to the same period last year.  During the three months ending March 31, 2013 we recorded loan charge-offs of $590,000 and recoveries of previous charged-off loans of approximately $234,000 compared to net charge-offs of $2.3 million for the corresponding three month period last year.

Assets subject to our Loan Committee review include loans which meet our criteria for classification as sub-standard due to collateral deficiencies that may reflect inherent losses.  Based on the review of the individual loans involved, management estimates inherent losses. We continue to assess the allowance as new and relevant data is obtained.

We believe that the allowance reflects our best estimate of the probable inherent losses existing in our $174.7 million (net of deferred loan fees) loans-held for investment portfolio as of March 31, 2013.  The $10.1 million loan held-for-sale portfolio has been committed to be purchased by investors at March 31, 2013 and will be settled subsequent to that date.

We have developed a comprehensive review process to monitor the adequacy of the allowance.  The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies and relies on relevant observable data.  The observable data considered in the determination of the allowance is modified as more relevant data becomes available.  The results of this review process support management’s view that the allowance reflects probable losses within the loan portfolio as of March 31, 2013.

Changes in the estimation valuations may take place based on the status of the economy and the estimate of the value of the property securing loans, and as a result, the allowance may increase or decrease.  Future adjustments could substantially affect the amount of the allowance.

We believe our evaluation as to the adequacy of the allowance as of March 31, 2013 is appropriate, and caution the reader that the provisioning for the three month period is not necessarily indicative of future provisioning.  Subjective judgment is significant in the determination of the provision and allowance, manifested in the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors and components for the formula allowance for homogeneous loans. The establishment of allowance factors is a continuing exercise, based on management’s assessment of the factors and their impact on the portfolio, and that allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. A time lag between the recognition of loss exposure in the evaluation of the adequacy of the allowance and a loan’s ultimate resolution and/or charge-off is normal and to be expected.

We review on a monthly basis the adequacy of the allowance, and make provisions accordingly to meet the deemed losses within the portfolio.  Based on this review, as noted above, no provision was deemed necessary for the three month period ending March 31, 2013.  For a better understanding and a more complete description of the allowance and the evaluation process, refer to the 2012 Form 10-K.

The following table shows charge-offs and recoveries in the allowance during the three month periods ending March 31, 2013 and 2012. In addition, we believe there are additional, unidentified, probable losses within the portfolio, which may be reflected as charge-offs against the allowance in future quarters as these losses manifest themselves and loan collection efforts continue.

	2013	2012
	1st Qtr	1st Qtr
Provision for loan losses	0	$0

Loan charge-offs
single family	$137,786	$831,478
construction	—	404,829
commercial, land and other	453,029	1,110,329
	590,815	2,346,636
Loan recoveries
single family	2,452	1,195
construction	—	1,200
commercial, land and other	231,995	9,742
Net Charge-offs	$356,368	$2,334,499

Allowance for loan losses at period end	$2,795,109	$3,789,517
Total loans held for investment at at period end (1)	$174,693,410	$199,270,866
Allowance to total loans held for investment at period end	1.60%	1.90%

(1) net of deferred loan fees

The fair value of impaired loans may be estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2013, all of the impaired loans were evaluated based upon the fair value of the collateral and/or discounted cash flows. Management’s analysis of our impaired loans represents a level of reserves of approximately $1.2 million for the period ending March 31, 2013 consistent with approximately $1.2 million at December 31, 2012.

Our policy is to charge off all or that portion of our investment in an impaired loan upon a determination that it is probable the full amount will not be collected.  At March 31, 2013, total impaired loans were $35.0 million, or 20.01% of total loans held for investment, compared to $33.7 million, or

18.82% of total loans held-for-investment, at December 31, 2012.  Non-performing loans consisted of $21.4 million that were non-accrual loans at March 31, 2013 and approximately $22.4 million of troubled debt restructured loans, which included $8.8 million in non-accrual status.  Significant variation in this ratio may occur from period to period because the amount of non-performing loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan and lease portfolio.

The following table sets forth information as to non-accrual loans. We generally discontinue the accrual of interest on loans after a delinquency of more than four monthly payments, or when, in the opinion of management, the complete recovery of principal and interest is unlikely, at which time all previously accrued but uncollected interest is reversed from income.

	At March 31,	At December 31,
	2013	2012
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single family	$6,855	$5,088
Land	3,783	6,349
Construction	—	—

Non-mortgage loans:
Consumer	—	—
Commercial	10,804	8,290
Non-residential	—	5
Total non-accrual loans	21,442	19,732

Foreclosed real estate	5,062	5,182

Total non-performing assets	$26,504	$24,914

Restructured loans on accrual status and not past due 90 days or more	$13,520	$14,006

Total non-performing assets including restructured loans on accrual status	$40,024	$38,920

Total non-performing loans to total loans held-for-investment	12.27%	11.00%

Allowance for loan losses to total non-performing loans	13.04%	15.97%

Total non-performing loans to total assets	6.46%	5.54%

Total non-performing assets to total assets	7.98%	6.99%

Ratio of non-peforming assets and restructured loans on accrual status to total loans held-for-investment	22.91%	21.70%

A troubled debt restructuring (“TDR”) means that, due to a borrower’s current financial difficulties, we have granted a concession to the borrower that we would not otherwise have considered.  We do this when we believe the borrower may default on the loan without such concession and we believe the concession will increase the borrower’s ability to remain current on the loan, in order to maximize recovery of our investment. The majority of our TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), lowering of the interest rate and/or extending the maturity date of the loan.  All TDRs are reported as “impaired” but not reported as non-performing loans unless the restructured loans are more than 90 days delinquent or on non-accrual status.  As of March 31, 2013, we had $22.4 million in TDRs, of which $8.8 million were on non-accrual status, compared to $22.7 million in TDRs, of which $8.7 million were on non-accrual status, as of December 31, 2012.

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

Non-Interest Income

Total non-interest income decreased $39,000, or 4.0%, for the three month period ended March 31, 2013, compared to the same period in the prior year.  The decrease for the three month period is primarily attributable to decreases of $159,000 in the gain on the sale of investment securities available for sale and $86,000 on the gain on sale of real estate acquired in settlement of loans, partially offset by increases of $58,000 in rental income, $89,000 on the gain on sale of loans sold in the secondary market and $31,000 in loan related fees.

The gain on the sale of real estate acquired in settlement of loans for the three month period ending March 31, 2013 is the result of the sale of two properties for a net gain of $56,000 compared to a net gain of $142,000 on the sale of three properties during the same period last year.  In the current economic environment, property values have a material effect on our ability to sell these properties.  In the future, management may determine it is in our best interests to sell the properties at a lower price than the value we had assigned to them as real estate owned in settlement of loans in order to avoid the ongoing expense associated with maintaining these properties in our portfolio, including maintenance, costs and property taxes, and with selling the properties at a later date.

Rental income for the three period ending March 31, 2013 increased as a result of rental agreements with new tenants to lease available space at WSB’s corporate headquarters located in Bowie, MD.

Gain on the sale of loans increased $89,000, for the three month period ending March 31, 2013, compared to the same period last year.  The increase is the result of an increase in the dollar amount of premiums associated with the loans sold in the secondary market.  The number of loans originated in the secondary market was generally flat, with 86 loans sold during the three months ending March 31, 2013 as compared to 77 during the same three months last year.  Premiums recognized as gains depends largely on market rates and will fluctuate based on the market.  Our ability to realize gains in future periods will depend largely on interest rates and the demand for mortgage loans.

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

We had no gain on the sale of investment securities for the three month period ending March 31, 2013, compared to $159,000 pretax, $96,000 net of tax during the same three month period last year.  Gain on the sale of these investment securities for the period ending March 31, 2012 was the result of the Bank selling approximately $2.0 million of callable agency paper.  We believed there was a good opportunity to receive a premium on the investment securities sold during the three month period and therefore decided to sell the investments that generated these gains.  We did not have similar opportunity during the period ended March 31, 2013 and so did not sell any investment securities during that period.

Non-Interest Expenses

Non-interest expenses decreased $270,000 or 7.8% for the three month period ending March 31, 2013, as compared to the corresponding prior year period.

The decrease in non-interest expenses was primarily due to decreases of $91,000 in the provision for losses on real estate acquired in settlement of loans and $80,000 in salaries and benefits.

We recognized no expense for the three month period ending March 31, 2013 for the provision for losses on real estate acquired in settlement of loans as compared to $91,000 for the corresponding period last year.  We continue to obtain updated appraisals and/or evaluations on the properties that have been classified as real estate owned, which may result in additional write downs of certain properties as a result of continuing declines in real estate prices.  No such write down, however, were necessary during the period ended March 31, 2013.

The decrease in salaries and benefits during the three month period is the result of decreased employee benefits expenses as compared with the same period last year.  Benefit costs decreased due to lower medical expenses as compared to the same three month period last year.

Income Taxes

Although we generally provide for income taxes at substantially equivalent statutory rates, the tax effects of certain operations have caused variances in our overall effective tax rates from period to period.  A tax benefit of $110,000 was recorded for the three months ended March 31, 2013, compared to a tax expense of $142,000 for the three months ended March 31, 2012.  The tax benefit for the period ending March 31, 2013 includes an exclusion of income for the bank owned life insurance.  The tax expenses for the period ending March 31, 2012 includes an exclusion of income for the bank owned life insurance and state income tax benefit attributable to our investment portfolio which consists of U. S. Agencies.  The effective tax rates were (65.4)% and 33.8% for the respective three month period ended March 31, 2013 and 2012.

Liquidity and Capital Resources

Total assets were $332.0 million and $356.5 million at March 31, 2013 and December 31, 2012, respectively. The decrease in assets at March 31, 2013, compared to December 31, 2012, was primarily attributable to decreases our net loan receivables, both loans held for held for sale and loans held for investment. Loans classified as held for investment decreased as we experienced principal pay-downs associated with these loans.  Loans classified as held for sale is the result a lower amount due from our investors of loans that we sold in the secondary market.

Deposits were $218.6 million at March 31, 2013, compared to $231.4 million at December 31, 2012.  The decrease in deposits at March 31, 2013, compared to December 31, 2012, was primarily due to a decrease in our savings accounts, primarily money market accounts.  During this three month period ending March 31, 2013, our rates on money fund accounts were reduced lower than that of our competitors, resulting in a decrease in our core deposits.

Borrowings at March 31, 2013 and December 31, 2012 are as follows:

	Balance as of
	March 31,	Weighted	December 31,	Weighted
	2013	Avg Rate	2012	Avg Rate

FHLB-advances -fixed	$56,000,000	3.02%	$68,000,000	2.81%
	$56,000,000		$68,000,000

Total borrowings are $56.0 million at March 31, 2013 compared to $68.0 million at December 31, 2012.  The reduction during the period ended March 31, 2013 was due to the fact that one FHLB advance for $12.0 matured on February 5, 2013.  We maintain funding activities with correspondent banks and the Federal Home Loan Bank of Atlanta, which are cancelable by the lender and subject to lender discretion.  To the extent we do not or cannot use FHLB borrowings, we would expect to rely on alternative funding sources, including our deposit base and correspondent bank lines of credit.  Our remaining credit availability for additional FHLB advances at March 31, 2013 is $51.0 million. We currently have unused lines of credit with our correspondent banks in the amount of $7.0 million.

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

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital.  The Bank’s regulatory capital and regulatory assets below also reflect decreases of $748,000 and $1.2 million, respectively, which represents unrealized gains (after-tax for capital deductions and pre-tax for asset deductions, respectively) on MBS and investment securities classified as available for sale.  In addition, the Bank’s risk-based capital reflects an increase of $2.5 million in the general loan loss reserve during the three months ended March 31, 2013.  The loan loss reserve factor represents 1.25% of the Bank’s risk-weighted assets.  The following table shows regulatory thrift capital ratios required, the Bank’s actual ratios, and the amount by which the Bank’s ratios exceed required capital ratios, as of March 31, 2013.

Capital Category	Regulatory Ratios Required	Bank’s Amount and Ratio	Bank’s Excess of Requirements	Calculations	Based Upon
Leverage	$12,965,016	$45,405,359	$32,440,343	$45,405,359	Regulatory Capital
	4.00%	14.01%	10.01%	$324,125,402	Regulatory Assets

Tangible	$4,861,881	$45,405,359	$40,543,478	$45,405,359	Regulatory Capital
	1.50%	14.01%	12.51%	$324,125,402	Regulatory Assets

Risk-Based	$15,648,811	$46,996,551	$31,347,740	$46,996,551	Regulatory Capital
	8.00%	24.03%	16.03%	$195,610,141	Risk-Weighted Assets

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

The Qualified Thrift Lender Test currently requires that “qualified thrift investments” be at least 65% of portfolio assets as defined by the OCC.  At March 31, 2013, our ratio was approximately 71% of defined portfolio assets.

Off-Balance Sheet Transactions

We are a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated Statement of Financial Condition.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

Commitments to originate new loans	$1,740,924
Unfunded commitments to extend credit under existing construction, equity line and commercial lines of credit	9,978,592
Standby letters of credit	530,534
Commitments to sell loans held-for-sale	10,080,956

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

Information Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions, including those identified by terminology such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar expressions. The statements presented herein with respect to, among other things, our anticipated merger with Old Line Bancshares and the anticipated timing of the merger, our expectations regarding diversifying our loan portfolio when our nonresidential loan demand picks up, the impact of future potential economic conditions, on us, the allowance for loan losses and the adequacy thereof, the impact of pending legal proceedings, the Bank’s continuing to meet its capital requirements and future sources of liquidity are forward-looking.

Forward-looking statements are based on our current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions and assumptions and results may ultimately vary from the statements made in this report.  Our future results and prospects may be dependent upon a number of factors that could cause our performance to differ from the performance anticipated or projected in these forward-looking statements or to compare unfavorably to prior periods.  Among these factors are: (a) the risk that the pending lawsuit regarding the Merger will delay or preclude the Merger; (b) changes we make as a result of our ongoing review of our business and operations; (c) implementation of changes in lending practices and lending operations; (d) changes made as a result of the Board of Directors’ ongoing review of our capital management plan; (e) changes in accounting principles; (f) government legislation and regulation, including regulations adopted pursuant to the Dodd-Frank  Act; (g) changes in interests rates; (h) further deterioration of economic conditions or a slowing recovery; (i) credit or other risks of lending activity, such as changes in real estate values and changes in the quality or composition of our loan portfolio; (j) the impact of any legal or regulatory proceedings; and (k) other expectations, assessments and risks that are specifically mentioned in this report and in such other reports filed with the Securities and Exchange Commission. You should also note that, except with respect to forward-looking statements that specifically relate to the Merger, such forward-looking statements describe our current intensions and strategy without regard to the anticipated consummation of the Merger.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.           Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of

1934, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2013.

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

On February 5, 2013, the defendants entered into a memorandum of understanding with the plaintiff regarding settlement of all claims asserted on behalf of the alleged class of WSB stockholders.  In connection with the settlement contemplated by that memorandum of understanding, the litigation and all claims asserted in such litigation will be dismissed, subject to court approval.  The proposed settlement terms require Old Line Bancshares and WSB to make certain additional disclosures related to the merger, which disclosures were included in the joint proxy statement/prospectus of WSB and Old Line Bancshares filed with the Securities and Exchange Commission on March 5, 3013.  The parties also agreed that plaintiffs may seek attorneys’ fees and costs in an as-yet undetermined amount, with the defendants to pay such fees and costs if and to the extent they are approved by the court.  The memorandum of understanding further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to WSB’s stockholders.  If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.

Subsequent to March 31, 2013, WSB’s request to the insurance provider has subsequently been denied and an accrual of $600,000 has been recorded during the second quarter to cover the costs of this lawsuit.

In addition, from time to time we may be involved in ordinary routine litigation incidental to our business.  At March 31, 2013, we were not involved in any legal proceedings, other than that discussed above, the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.                  Risk Factors

There have been no other material changes in the risk factors from those disclosed in Item 1A “Risk Factors” in our 2012 Form 10-K.

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

31.1                        Rule 13a-14(a) Certification of Principal Executive Officer (Filed herewith).

31.2                        Rule 13a-14(a) Certification of Principal Financial Officer (Filed herewith).

32.1                        Section 1350 Certification of Principal Executive Officer and Principal Financial Officer (Furnished herewith).

101                           The following materials from WSB Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text - (Furnished herewith).*

*Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSB HOLDINGS, INC.

By:	/s/ Phillip C. Bowman
Phillip C. Bowman
Chief Executive Officer

By:	/s/ Carol A. Ramey
Carol A. Ramey
Senior Vice President and Chief Financial Officer

Date:    May 10, 2013